Form 10-Q
period 1996-03-31
ES&L BANCORP INC
filed 1996-05-16
CIK 861995

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDING MARCH 31, 1996 FILED ON 5/15/96 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                              FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                           OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

              Commission File Number:  0-18782

            ES&L BANCORP, INC.
(Exact name of registrant as specified in its charter)

      Delaware                       16-1387158
(State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)     Identification No.)

   300 W. Water St., Elmira, New York            14901
(Address of principal executive offices)      (Zip Code)

Registrant's telephone no., including area code:  (607) 733-5533


  Former name, former address and former fiscal year, if
               changed since last report.

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

     APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer's classes of common
stock, as of the latest practicable date.   565,005


E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     3/31/1996     6/30/1995
                                     (Unaudited)         (1)

ASSETS

Cash and Cash Equivalent                    $24,687    $1,289,525
Investment Securities Held for Sale        $147,096      $241,041
Investment Securities,
Approximate market value of $4,126,107
and $3,365,797 at 3/31/96
and 6/30/95, respectively                 4,133,255    $3,775,306
Mortgage-Backed Securities Held f/ Sale   2,156,039    $2,661,308
Mortgage-Backed Securities,
Approximate market value of $194,929       $194,929       206,245
and $206,245 at 3/31/96
and 6/30/95, respectively
Mortgage Loans Held For Sale             $7,981,819    $3,795,855
Loans Receivable, Net                  $118,154,668  $118,186,529
Federal Home Loan Bank Stock, at cost    $1,103,800    $1,103,800
Foreclosed Real Estate-Real Estate Ownd    $123,000      $149,961
Investment In Joint Venture:
   Acquisition, Development
   & Construction Project                  $540,943      $490,043
   Mortgage Banking Partnership            $171,699            $0
Property and Equipment, Net              $3,166,907    $3,191,686
Accrued Interest Receivable                $866,171      $657,930
Other Receivables                           $10,525       $68,595
Other Assets                               $577,529      $666,489
                                     ----------------------------
          Total Assets                 $139,353,067  $136,484,313
LIABILITIES & STOCKHOLDERS' EQUITY
- - ----------------------------------
Liabilities:
Deposits                               $106,959,602  $101,014,522
Advances -Federal Home Loan Bank
of N.Y.                                 $17,467,710   $20,523,963
Other Borrowings                               $0              $0
Accrued Interest Payable:
      Deposits                              $15,259       $30,669
    Borrowings                              $72,326       $62,991
Advances From Borrowers For
 Taxes and Insurance                     $1,378,028    $2,657,206
Other Liabilities                          $889,927      $723,719
                                       ------------   -----------
          Total Liabilities            $126,782,852  $125,013,070
Stockholders' Equity:
Serial Preferred Stock, 500,000

  Shares Authorized; None Issued              -0-            -0-

Common Stock, $.01 Par Value;
3,000,000 Shares Authorized,
566,505 and 550,826 Shares Issued            $5,660        $5,503
Additional Paid-In-Capital               $2,548,793    $2,465,321
Retained Earnings - Substantially
           Restricted                    $9,975,390    $8,962,639
Net Unrealized Gain/(Loss) on
Investments Held for Sale                   $50,872       $48,280
Treasury Stock (1,500 shares), at cost    ($10,500)     ($10,500)
                                       -------------- -----------
Total Stockholders' Equity              $12,570,215   $11,471,243
                                    --------------- -------------
Total Liabilities
& Stockholders' Equity                 $139,353,067  $136,484,313
                                     ============================
Shares Outstanding                          565,005       549,326


(1) Amounts at June 30, 1995 have been extracted from the audited financial statements at that date and condensed

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                       THREE MONTHS ENDED    NINE MONTHS ENDED
                       MAR. 31,              MAR. 31,
                       1996        1995      1996      1995
                    (Unaudited) (Unaudited)(Unaudited)(Unaudited)
Interest Income:

   Loans                  2,754,138 2,426,272 8,132,140 6,954,464
   Investment Securities     77,886    98,286   248,909   257,431
   Mortgage-Backed
Securities                   47,995    48,448   150,624   143,737
Interest-Earning Deposits
& Other                       4,734     4,722    12,140    17,467
                        ------------ --------- --------- --------
       Total Interest     2,884,753 2,577,728 8,543,813 7,373,099
Interest Expense:
   Deposits               1,294,904 1,142,137 3,881,618 3,247,928
   Borrowings               260,258   276,775   800,386   735,275
                     --------------------------------------------
        Total Interest    1,555,162 1,418,912 4,682,004 3,983,203
                      -------------------------------------------
Net Interest Income       1,329,591 1,158,816 3,861,809 3,389,896
Provision For Loan Losses         0         0         0         0
                      -------------------------------------------
Net Interest Income
After Provision           1,329,591 1,158,816 3,861,809 3,389,896

Other Income:
Service Fees &
Other Charges                34,308    29,069    94,143    88,451
Gain on the Sale
of Mortgages                 42,416    14,875   101,278    43,725
Income From Loan Servicing   79,162    74,711   232,214   228,418
Other Operating Income       44,188    30,828   104,666    94,825
Income from Joint Venture    12,441         0     8,113    17,500
Profit on Sale-Investments        0         0         0         0
                           --------------------------------------
         Total Other        212,515   149,483   540,414   472,919
Other Expenses:
Employee Compensation
& Benefits                  473,813   461,953 1,357,577 1,338,653
Office Occupancy/Equipment  126,177   109,202   384,573   302,893
FDIC Premium                 69,746    66,942   207,052   187,468
Other                       139,078   128,977   332,340   307,466
                    ---------------------------------------------
          Total Other       808,814   767,074 2,281,542 2,136,480
                    ---------------------------------------------
Income Before Taxes         733,292   541,225 2,120,681 1,726,335
Income Taxes                270,890   172,929   822,670   623,945
                    ---------------------------------------------
Income before
Cumulative Effect           462,402   368,296 1,298,011 1,102,390
Cumulative Effect
on prior yearsof change
 in accounting principle          0         0         0         0
                        -----------------------------------------
NET INCOME            $     462,402   368,296 1,298,011 1,102,390
                         =======================================
Earnings Per Share:
Income before
Cumulative Effect   $          0.82      0.69     2.33       2.01
Cumulative Effect              0.00      0.00     0.00       0.00
                 ------------------------------------------------

Total                 $        0.82      0.69      2.33      2.01
                 ================================================
Dividend Per Common Share      0.17      0.15      0.51      0.45
                 ================================================
Average Common
Shares Outstanding          562,803   546,123   557,837   546,123


E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31,



                                 1996               1995
                                 (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                   $     1,298,011     $     1,102,390
Adjustments To
Reconcile Net Income To Net
Cash Provided From
Operating Activities:
     Depreciation                   130,331               49,232
   Net Amortization Of
   Premiums & Discounts              22,770               21,861
   Deferred Loan Origination Fees   (31,359)             (38,153)
  (Income)/Loss From Joint Ventures  (8,113)             (17,500)
Changes in Certain Assets
and Liabilities:
Mortgage Loans Held For Sale     (4,185,964)             499,094
Accrued Interest Receivable        (208,241)            (151,408)
Other Receivables                    58,070              (28,468)
Other Assets                         88,960              208,411
Accrued Interest Payable             (6,075)              (1,037)
Advances From Borrowers For
  Taxes and Insurance            (1,279,178)            (487,557)
Other Liabilities                   166,208              99,378
                               --------------     --------------
Net Cash (Used For) Provided
From Operating Activities   $    (3,954,580)    $     1,256,243

CASH FLOWS FROM INVESTMENT ACTIVITIES:

 Net Other Increase In
Loans Receivable                    (91,350)        (11,820,777)
Investment In Joint Ventures       (225,599)             55,742
Proceeds From Sale of
Foreclosed Real Estat               173,500              20,000
Purchase of FHLB Stock                    0              (2,200)
Proceeds From Maturities
of Investments                    1,730,654             135,784
Purchase of Investment Securities(1,988,698)           (825,000)
Proceeds From Sale of
Securities Available For Sale             0              51,324
Change in Mark to
Market Adjustment Items              (4,322)                  0
Principal Repayments On
Mortgage-Backed Securities          513,914             351,053
Purchases Of Property &
Equipment, Net                     (105,552)         (2,006,179)
                              --------------      --------------
Net Cash Provided From
(Used For) Investing Activities       2,547         (14,040,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Interest Credited To
Dep. Accts., Excl. Escrow Accts.  3,853,823           3,212,144
Net Other (Decrease)
Increase in Deposits              2,091,257           8,428,409
Payments On Advances
From Federal Home Loan Bank     (69,456,253)        (68,355,873)
Proceeds From Advances
From Federal Home Loan Bank      66,400,000          68,900,000
Proceeds From Exercise
of Stock Options                     83,629                   0
Dividends Paid on Common Stock     (285,261)           (245,756)
                             --------------      --------------
Net Cash (Used For)
Provided From Financing     $     2,687,195          11,938,924

Net Increase (Decrease)
In Cash Equivalents              (1,264,838)           (845,086)
Cash and Cash Equivalents
At Beginning Of Period            1,289,525           1,779,432
                              --------------      --------------
Cash and Cash Equivalents
At End of Period            $        24,687     $       934,346

                              ==============      ==============


ES&L BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation:

     The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, Elmira Savings and Loan, F.A. (the Bank), as well as the Bank's wholly owned subsidiaries, Brilie Corporation (d/b/a ES&L Financial Services and ES&L Appraisal Services) and ES&L Mortgage Corporation (d/b/a Cayuga Mortgage Company). All significant inter-company accounts have been eliminated.

     The consolidated financial statements for the three months and nine months ending March 31, 1996 and 1995 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition and results of operations and changes in cash flows in conformity with generally accepted accounting principles, but reflect, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results for the three months and nine months ending March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1996.

2.  Net Income Per Common Share:

     Net income per common share is based on the weighted average total shares outstanding during the respective periods. Weighted average total shares outstanding for the periods included herein are as follows:

                            March 31, 1996     March 31, 1995

   Three Months Ended         562,803             546,123

   Nine Months Ended          557,837             546,123

                    MANAGEMENT DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

  ES&L Bancorp, Inc., (the "Corporation") is a Delaware
Corporation whose primary asset is the stock of Elmira Savings &
Loan, F.A. (the "Bank"). The Bank, a federally chartered savings association, founded in 1888, operates through one office located in Elmira, New York.

  The Corporation, through the Bank, is primarily engaged in the business of accepting deposits from the general public and originating loans secured by residential real estate. The Bank also engages in commercial real estate lending in its primary market area and, to a lesser extent, consumer lending and invests in government, federal agency obligations, and high grade corporate debt securities.

  The Bank's operations include two wholly-owned subsidiaries, Brilie Corporation (d/b/a ES&L Financial Services and ES&L Appraisal Services) and ES&L Mortgage Corporation (d/b/a Cayuga Mortgage Company). Brilie Corporation is a provider of appraisal services and nontraditional investment and insurance products to the Bank's customers and the general public. The investment products, which include life insurance and annuity contracts, health insurance and mutual funds, are offered under an agency relationship with major insurance companies and third party mutual funds providers. ES&L Mortgage Corporation is engaged in mortgage banking activities through the origination of mortgage loans for sale to investors, one of whom is the Bank.

FINANCIAL CONDITION:

  The Corporation's total assets at March 31, 1996 were $139,353,067, an increase of $2,868,754, or 2.10%, compared to the beginning of the fiscal year, when total assets were $136,484,313. The increase in assets results primarily from an increase in the amount of the Bank's mortgage loans held for sale, which has risen by $4,185,964 to $7,981,819 since June 30, 1995. A portion of the increase has been offset by a $1,264,838 decrease in cash and cash equivalents.

  The Bank's total deposits have increased by $5,945,080, or 5.89%, to $106,959,602 at March 31, 1996, compared to
$101,014,522 at June 30, 1995. The increase in deposits has been used to reduce the Bank's advances from the Federal Home Loan
Bank, which were

$17,467,710 at March 31, 1996, down $3,056,253, or 14.89%, from the beginning of the fiscal year. Advances from borrowers for taxes and insurance have also decreased, by $1,279,178, or 48.14%, to $1,378,028 at March 31, 1996. Much of this decrease results from the timing effect of when taxes are paid, although a portion also reflects a regulatory change in the method of determining individual account balances.

  The Corporation's stockholders' equity has increased
$1,098,972, or 9.58%, to $12,570,215 since June 30, 1995. Book value of the Corporation's common stock was $22.25 at March 31, 1996 compared to $20.88 at June 30, 1995.

RESULTS OF OPERATION: QUARTER ENDING MARCH 31, 1996 AND
MARCH 31, 1995.

  Net interest income earned by the Corporation was $1,329,591 for the quarter ending March 31, 1996, an increase of $170,775, or 14.74%, when compared to $1,158,816 for the same quarter during 1995.

  The Corporation's interest income increased by $307,025, or 11.91%, to $2,884,753 for the three months ending March 31, 1996, compared to $2,577,728 for the three months ending March 31, 1995. The majority of the Corporation's interest income is earned from the Bank's loan portfolio. During the March 1996 quarter interest earned on the portfolio was $2,754,138, an increase of $327,866, or 13.51%, compared to $2,426,272 earned during the same quarter one year ago. The increase is equally attributable to increases in the average balance and average yield of the portfolio. For the quarter ending March 31, 1996 the average balance of the portfolio was $127.5 million, yielding 8.64%, compared to an average balance of $119.6 million, with an average yield of 8.12%, during the comparable period. Interest earned from the Corporation's investment portfolio decreased by $20,400 to $77,886 for the March 1996 quarter. The decrease was prompted by a reduction in the yield earned on the portfolio. For the quarter ending March 31, 1995 the average balance of the portfolio was $5.1 million, with an average yield of 7.68%, compared to an average balance of $5.4 million, with an average yield of 5.82%, for the March 1996 quarter.

  The Corporation's total interest expense was $1,555,162 for the three months ending March 31, 1996, compared to $1,418,912 for the same period during the prior year. The increase was $136,250, or 9.60%. The majority of the increase resulted from interest paid to the Bank's depositors.

  Interest paid to depositors during the March 1996 quarter was $1,294,904, an increase of $152,767, or 13.38%, compared to
$1,142,137 paid during the same quarter a year ago. As was reported earlier, total deposits have increased and this increase, combined with a rise in the cost of deposits prompted, the overall increase in interest expense. For the three months ending March 31, 1996, the Bank's average deposits totalled $107.4 million, costing 4.82%, compared to an average balance of $100.5 million, costing 4.55%, for the same three month period during 1995. The overall increase in deposits helped reduce the Corporation's borrowings outstanding during the March 1996 quarter. This volume reduction combined with a decrease in the cost of borrowings prompted a decrease in interest expense on borrowings for the quarter ending March 31, 1996 of $16,517, or 5.97%. Total interest expense on borrowings was $260,258 for the quarter ending March 31, 1996, compared to $276,775 for the quarter ending March 31, 1995. The Corporation's average borrowings outstanding were $19.3 million, costing 5.74%, for the quarter ending March 31, 1995, while at March 31, 1996 the average balance was slightly lower at $18.9 million, costing 5.50%.

  Other income earned by the Corporation during the March 1996 quarter increased by $63,032, or 42.17%, to $212,515, compared to $149,483 for the comparable 1995 quarter. The majority of the increase results from gains on the sale of mortgages, which totalled $42,416, for the March 1996 quarter, an increase of $27,541 over the same period a year ago. This increase has resulted from an increase in fixed rate mortgage originations by the Bank and its mortgage banking subsidiaries. The increase in originations is the result of a lower fixed interest rate environment than was available during the same period in 1995. The Corporation's other operating income also increased during the March 1996 quarter, by $13,360, or 43.34%, from $30,828 for the three months ending March 31, 1995 to $44,188 for the three months ending March 31, 1996. The increase reflects a new source of revenue, mortgage processing fees, earned by Cayuga Mortgage Company. No similar income was recorded during the 1995 period. During the 1995 period the Corporation recorded no income from its land development joint venture. During the 1996 period this joint venture reported earnings of $6,479. The Corporation also recorded income, $5,962, from a new unconsolidated mortgage banking partnership which became operational during the summer of 1995. In total the income earned by the Corporation's unconsolidated joint ventures totalled $12,441 for the quarter ending March 31, 1996.

  Total other expenses of the Corporation were $808,814 for the quarter ending March 31, 1996, an increase of $41,740, or 5.44%, compared to $767,074 during the same quarter in 1995. Employee compensation and benefits increased 2.57%, or $11,860, to $473,813 for the quarter ending March 31, 1996, compared to $461,953 during the quarter ending March 31, 1995. Office occupancy and equipment expense for the current period was $126,177, an increase of $16,975, or 15.54%, compared to similar expense totalling $109,202 during the comparable period. The increase is the direct result of increased expenses related to the operation of the Corporation's expanded and renovated main office building. The building project was completed in June 1995, so comparable expenses were not incurred during the March
1995 quarter.    During the 1995 quarter other expenses included
additional marketing, promotion and office supplies totalling approximately $27,000 which were spent in anticipation of the completion of the Corporation's building project. Despite the fact that these expenses were not incurred during the current period, other expenses of the Corporation increased by $10,101, or 7.83%, to $139,078 for the March 1996 quarter, compared to $128,977 during the comparable period. The majority of the increase is related to timing differences related to the recognition of certain mortgage origination expenses. The
Bank has also increased its other expense by hiring a consultant to expand and enhance its current mortgage banking policies, procedures and products. Additionally, Cayuga Mortgage Company incurred additional expenses which resulted primarily from the use of a temporary agency to augment its work force.

  The Corporation's income tax expense was $270,890 for the quarter ending March 31, 1996, an increase of $97,961 over the same period a year ago. The increase is the result of overall increased earnings by the Corporation.



RESULTS OF OPERATION: NINE MONTHS ENDING MARCH 31, 1996
                   AND MARCH 31, 1995

  The Corporation's net interest income for the nine months ending March 31, 1996 was $3,861,809, an increase of $471,913, or 13.92%,compared to $3,389,896 earned during the quarter ending
March 31, 1995.

  The Bank's loan portfolio generates the majority of the Corporation's interest income. For the nine month 1996 period the loan portfolio generated interest income of $8,132,140, compared to $6,954,464 earned during the comparable 1995 period. The increase was $1,177,676, or 16.93%. This increase in earnings resulted from both an increase in the average yield and balance of the loan portfolio. For the nine months ending March 31, 1996 the average balance of the portfolio was $125.3 million, yielding 8.65%, compared to $116.8 million, yielding 7.94%, for the nine months ending March 31, 1995. The increase in rate generated additional interest of $654,069, while the increase in the average balance outstanding contributed $523,607.

  The Bank's total interest expense, paid for deposits and borrowings, increased by $698,801, or 17.54%, to $4,682,004 for the nine months ending March 31, 1996 compared to $3,983,203 during the same period of the prior fiscal year. The increase in interest expense is related to both rate and volume increases in both the Bank's deposits and borrowings. For the nine months ending March 31, 1996 the Bank's average deposits outstanding totalled $106.3 million, costing 4.87%, compared to $98.5 million, costing 4.40%, for the prior year's nine month period. The increase in volume of deposits prompted an increase in interest expense of $359,321, while the increase in the average rate paid to depositors incurred additional expense totalling $274,369. In total, interest expense paid to depositors was $3,881,618 for the nine months ending March 31, 1996, an increase of $633,690, or 19.51%, compared to $3,247,928 expensed during the nine month 1995 period. The total cost of interest paid on borrowings was $800,386 and $735,275 for the nine months ending March 31, 1996 and 1995, respectively. The average balance of borrowings was $18.6 million, costing 5.73%, for the nine months ending March 31, 1996, and $18.4 million, costing 5.33% for the comparable 1995 period.

  The Corporation's total other income for the nine months ending March 31, 1996 was $540,414, an increase of $67,495, or 14.27%, compared to $472,919 earned during the same nine month period during the prior year. The majority of the increase came from an increase in gains on the sale of mortgages. Substantially all of the fixed rate mortgage loans originated by the Bank and its subsidiaries are sold into the national secondary market. During the 1996 nine month period, lower fixed interest rates have prevailed, and therefore more borrowers opted for this type of financing. Adjustable rate mortgages are typically originated for the Bank's loan portfolio.

  Other expenses of the Corporation totalled $2,281,542 for the nine months ending March 31, 1996 compared to $2,136,480 during the comparison period. The increase was $145,062, or 6.79%. Employee compensation and benefits rose 1.41%, or $18,924 to $1,357,577 for the 1996 period. Office occupancy and equipment expense totalled $384,573, an increase of $81,680, or 26.97%, compared to $302,893 for the nine month 1995 period. The current period expense reflects the operating expense of the Corporation's expanded and renovated office building. The building project was completed in June 1995, and therefore some current period expenses would not have been incurred during the nine month 1995 period. As previously indicated, the Bank's average deposits have grown by $7.8 million since the 1995 period, and therefore its federal deposit insurance premium expense has also increased. For the nine month 1996 period FDIC premium expense was $207,052, compared to $187,468 during the comparable period. The increase was $19,584, or 10.45%. Other expenses of the Corporation increased by $24,874, or 8.09%, to $332,340 for the 1996 period, compared to $307,466 during the same nine month period a year ago. While the Corporation has recognized a reduction in marketing, promotion and office supply expense related to the completion of its main office building project, additional expenses have been incurred by the Bank through the hiring of a consultant to enhance and expand the mortgage banking activities of the Bank and its mortgage banking subsidiary. Cayuga Mortgage has also incurred additional expense by utilizing a temporary agency to augment its staffing levels. Additional expense has also resulted from the timing difference of certain mortgage related origination expenses.

  The Corporation's tax expense totalled $822,670 for the nine months ending March 31, 1996, an increase of $198,725, or 31.85%, compared to $623,945 for the comparable nine month period. The increase is directly related to the Corporation's increase in net income.

<PAGE)

ELMIRA SAVINGS & LOAN, F.A.
NON-PERFORMING LOANS


     Loans are reviewed on a monthly basis and are placed on non-accrual status when the opinion of management, the collection of additional interest is doubtful. Residential and commercial mortgage loans are generally placed on non-accrual when either principal or interest is more than 90 days past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged again interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment ultimate collectibility of the loan. Consumer loans are generally charged off or before the loan becomes 120 days delinquent, although collection efforts continue.

    The following table sets forth information with respect to the Association's non-performing assets at March 31, 1996 and June 30, 1995, respectively:

                             03-31-96             06-30-95
Loans accounted for on a
non-accrual basis:
      Real Estate:
        Residential           155,925.30          194,587.00
        Commercial                  0.00          442,350.79
        Consumer/Home Equity   51,424.01           81,324.22
      Commercial(Non-Mortgage)      0.00                0.00
      Education                     0.00                0.00
      Consumer                      0.00                0.00
      Other                         0.00                0.00
            Total             207,349.31          718,262.01


Accuring  loans which are
contractually past due
90 days or more:
      Real Estate:
        Residential            61,029.83           69,877.09
        Commercial                  0.00          206,002.87
        Consumer/Home Equity        0.00                0.00
      Commercial (Non-Mortgage)     0.00                0.00
      Education                     0.00                0.00
      Consumer                 10,360.07                0.00
      Other                         0.00                0.00
            Total              71,389.90          275,879.96

      Total of non-accrual &
      90 days past due loans  278,739.21          994,141.97

    Percentage of total loans      0.22%                 .81%

    Other non-performing
    assets                   123,000.00           149,961.37


ELMIRA SAVINGS & LOAN, F.A.
RISK BASED CAPITAL CALCULATION



    The table below presents the Association's capital position relative to its various minimum statutory and regulatory requirements at March 31, 1996 and June 30, 1995 respectively:






                     03-31-96                   06-30-95
                               PERCENT                 PERCENT
                                  OF                      OF
                  AMOUNT       ASSETS (1)  AMOUNT      ASSETS (1)
Tangible Capital  11,706,823.89    8.41%   10,397,045.09  7.63%
Tangible Capital
Requirement        2,087,120.41    1.50%    2,043,672.47  1.50%
    Excess         9,619,703.48    6.91%    8,353,372.62  6.13%

Core Capital      11,706,823.89    8.41%   10,397,045.09  7.63%
Core Capital
Requirement        4,174,240.82    3.00%    4,087,344.94  3.00%
    Excess         7,532,583.07    5.41%    6,309,700.15  4.63%

Core and
Supplementary
Capital           12,852,321.73   14.06%   11,498,838.94 13.09%
Current
Risk-Based Capital
 Requirement.      7,311,657.88    8.00%    7,025,718.07  8.00%
    Excess         5,540,663.85    6.06%    4,473,120.87  5.09%

(1) Based upon tangible assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.

                         03-31-96        06-30-95
Tangible Assets -      139,141,360.72    136,244,831.36
Risk Weighted Assets -  91,395,723.53     87,821,475.93

                      ES&L BANCORP, INC.

                           PART II
                       OTHER INFORMATION


Item 1 - Legal Proceedings
       Not Applicable

Item 2 - Changes in Securities
       Not Applicable

Item 3 - Defaults Upon Senior Securities
       Not Applicable

Item 4 - Submission of Matters to a Vote of Security-Holders.
       Not Applicable

Item 5 - Other Information

  On April 9, 1996, the Board of Directors of ES&L Bancorp, Inc. declared a cash dividend of $0.17 per share. The total of dividends to be paid will be $96,051. The dividend will be paid on May 31, 1996 to stockholders of record on May 17, 1996.


Item 6 - Exhibits and Reports on Form 8-K
  Not Applicable

                          SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   ES&L BANCORP, INC.




                      WILLIAM A. McKENZIE
                      President and Chief Executive Officer
                      (Duly Authorized Officer)



                      J. MICHAEL ERVIN
                      Sr. Vice President and Chief
                      Financial Officer
                      (Principal Financial Officer)


Date:  May 14, 1996