Form 10-K
period 1996-06-30
ES&L BANCORP INC
filed 1996-09-27
CIK 861995

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED JUNE 30, 1996

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _______________

                        Commission File Number: 0-18782

                               ES&L BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                                   16-1387158
- ---------------------------------------------                            -----------------
(State or other jurisdiction of incorporation                            (I.R.S. Employer
or organization)                                                        Identification No.)

 300 West Water Street, Elmira, New York               14901
- -----------------------------------------            --------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (607) 733-5533
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.  Yes   X   No
                                            _____    _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

The registrant's voting stock is not regularly and actively traded in any established market and there are no regularly quoted bid and asked prices for the registrant's common stock. On the basis of the last per share sales price of which the registrant is aware ($13.33 per share), management estimates that the aggregate market value of the voting stock held by non-affiliates of the registrant at September 2, 1996 was $6,588,686. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

As of September 2, 1996, there were 846,888 shares outstanding of the registrant's common stock, of which directors and executive officers and more than 5% beneficial owners held 352,613 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1996. (Parts I and II)

     2. Portions of Proxy Statement for the 1996 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS
- -----------------

GENERAL

     THE CORPORATION. ES&L Bancorp, Inc. (the "Corporation") was incorporated under the laws of the State of Delaware in March 1990 for the purpose of becoming a savings and loan holding company for Elmira Savings & Loan, F.A. ("Elmira Savings & Loan" or the "Bank"). On August 28, 1990, the Corporation acquired all of the outstanding stock of Elmira Savings & Loan issued in connection with the Bank's conversion from mutual to stock form. The Corporation issued 352,558 shares of common stock in connection with the Bank's conversion.

     Prior to the acquisition of all of the outstanding stock of the Bank the Corporation had no assets or liabilities and engaged in no business activities. Since its acquisition of the Bank, the Corporation has engaged in no significant activity other than holding the stock of the Bank and operating the business of a savings association through Elmira Savings & Loan. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

     The Corporation's executive offices are located at 300 West Water Street, Elmira, New York. Its telephone number is (607) 733-5533.

     THE BANK. Elmira Savings & Loan was incorporated in 1888 as a New York chartered savings association. In 1983, the Bank converted from a state to a federally chartered association and acquired its current name. The Bank operates through one office located in Elmira, New York.

     The Bank is principally engaged in the business of accepting deposits from the general public and originating loans secured by residential real estate. The Bank also engages in commercial real estate lending in its primary market area and, to a lesser extent, consumer lending, and invests in government and federal agency obligations. At June 30, 1996, the Bank had total assets of $140.1 million, deposits of $106.7 million, net loans receivable of $121.6 million and shareholders' equity of $12.9 million.

     The Bank's mortgage banking subsidiary, ES&L Mortgage Corporation, d/b/a Cayuga Mortgage Company, is partner in a mortgage banking partnership with Audrey Edelman & Associates Real Estate, the largest real estate firm in Ithaca, New York. The company, PACE Funding, operates as a correspondent for a number of large mortgage banking companies and financial institutions, one of whom is the Bank.

     Elmira Savings & Loan is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"). The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of and owns capital stock in the Federal Home Loan Bank ("FHLB") of New York, which is one of the twelve regional banks in the FHLB system. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. See "Regulation."

RECENT DEVELOPMENTS

     SAIF PREMIUM DISPARITY. Currently, there exists a substantial disparity in the deposit insurance premiums paid by members of the SAIF, such as the Bank, and members of the Bank Insurance Fund ("BIF"). This premium disparity places SAIF-insured savings institutions at a significant competitive disadvantage to BIF-insured institutions. A number of proposals have been considered to recapitalize the SAIF in order to eliminate the premium disparity. The Senate and the House of Representatives have both, as part of a budget reconciliation package to balance the federal budget, approved legislation requiring a one-time assessment of an amount sufficient to bring the SAIF to a level equal to 1.25% of insured deposits (estimated to be approximately 0.85% of insured deposits) to be imposed on all SAIF-insured deposits as of March 31, 1995. This assessment was originally scheduled to be payable during the first quarter of 1996. It is unknown whether this legislation will be enacted, or if enacted, the amount of such special assessment. If a special assessment as described above were to be required it would result in a one-time charge of up to approximately $830,000 (or $498,000 after taxes), which would have the effect of reducing the Bank's tangible and core capital to $11.7 million, or 8.40% of adjusted total assets, and risk-based capital to $12.9 million, or 14.01% of risk-weighted assets as of June 30, 1996.

     BAD DEBT RECAPTURE. On August 20, 1996, the President signed into law the Small Business Jobs Protection Act. Included within this act were provisions repealing the percentage of taxable income method of calculating a thrift's bad debt reserve for tax purposes. This method had permitted thrift institutions, such as the Bank, who satisfied certain definitional tests and other conditions prescribed by the Internal Revenue Code to deduct an annual addition to their bad debt reserve calculated as a percentage of taxable income. Other financial institutions generally were required to calculate their bad debt deduction based upon actual loss experience (the "experience method"). As a result of the elimination of the percentage of taxable income method, institutions that have utilized such method will be required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method, over a period of six years commencing in the first taxable year beginning after December 31, 1995. An institution will be able to defer recapture until up to the third taxable year after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originations originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans.

     Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, will be treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method. The Bank has provided deferred taxes on its post-1987 additions to the bad debt reserve and, and a result, management does not expect that the recapture of the Bank's post-1987 reserves will have a material adverse effect on the Bank's operations.


LENDING ACTIVITIES

     GENERAL. The Bank originates loans through its home office in Elmira and its mortgage banking subsidiary in Ithaca, New York. Historically, the Bank originated primarily conventional first mortgage loans secured by one-to-four-family residential property. In recent years, the Bank has actively originated loans secured by commercial and multi-family properties located in its primary market area, and home equity loans.

     The Bank has emphasized the origination of adjustable-rate mortgage loans for portfolio. When market conditions require, the Bank originates fixed-rate loans primarily for sale in the secondary market.

     Set forth below is selected data relating to the composition of Elmira Savings & Loan's loan portfolio by type of loan on the dates indicated.


                                                            At June 30,
                                     ----------------------------------------------------------
                                            1996                1995                1994
                                     ------------------  ------------------  ------------------
                                      Amount       %      Amount       %      Amount       %
                                     ---------  -------  ---------  -------  ---------  -------
                                                       (Dollars in thousands)
First Mortgage Permanent Loans:
  Conventional 1-4 family..........  $ 66,251    54.47%  $ 66,751    56.48%  $ 57,477    54.00%
  FHA/VA 1-4 family................        16      .01        810      .69        672     0.63
  Multi-family.....................    12,420    10.21     10,048     8.50      8,286     7.79
  Commercial real estate...........    25,722    21.15     22,496    19.03     20,788    19.53
  Construction
    Residential....................     1,912     1.57      2,788     2.36      4,248     3.99
    Commercial.....................     2,046     1.68      2,511     2.12      4,130     3.88
                                     --------   ------   --------   ------   --------   ------
     Total first mortgage..........   108,367    89.09    105,404    89.18     95,601    89.82

Consumer loans:
  Home equity line of  credit......     6,699     5.51      7,660     6.48      8,172     7.68
  Loans on savings  accounts.......       214      .18        253      .21        256      .24
  Education loans..................       471      .39        653      .55        513      .48
  Automobile loans.................       681      .56        620      .52        617      .58
  Property improvement  loans......     3,847     3.16      3,147     2.66      2,348     2.21
  Other consumer loans.............       136      .11        139      .13        112      .11
  Demand notes.....................     1,520     1.25      1,078      .91        947      .89
                                     --------   ------   --------   ------   --------   ------
     Total consumer loans..........    13,568    11.15     13,550    11.46     12,965    12.19

Commercial lines of credit.........     1,212     1.00      1,096      .93        660      .62
Commercial non-mortgage............     1,926     1.58      1,844     1.56      1,877     1.76
                                     --------   ------   --------   ------   --------   ------
     Total.........................   125,073       --    121,894       --    111,103       --

Less:
  Loans in process.................    (1,953)   (1.60)    (2,178)   (1.84)    (3,284)   (3.09)
  Unearned discounts...............         -        -         --       --         --       --
  Allowance for loan  loss.........    (1,431)   (1.18)    (1,424)   (1.20)    (1,269)   (1.19)
  Deferred loan  origination fees..       (53)    (.04)      (105)   (0.09)      (112)   (0.11)
                                     --------   ------   --------   ------   --------   ------
      Total........................  $121,636   100.00%  $118,187   100.00%  $106,438   100.00%
                                     ========   ======   ========   ======   ========   ======

   The following table presents at June 30, 1996 the scheduled amounts of loan principal repayments expected to be received by the Bank during the periods shown based upon the time remaining before contractual maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

   The table below does not include any estimate of prepayments. Prepayments significantly shorten the average life of all mortgage loans. Thus, management believes that the following table will bear little resemblance to what the actual repayments of the loan portfolio will be.

                                               Due after
                               Due During      1 through    Due after 5
                             the year ended  5 years after  years after
                                June 30,       June 30,      June 30,
                                  1997           1996          1996
                             --------------  -------------  -----------
                                           (In thousands)

Real estate mortgage.......         $ 4,038        $16,813      $83,733
Mortgages held for resale..           5,458              -            -
Real estate construction...             847            500        2,611
Installment................           3,395          4,741        5,431
Commercial.................             878          1,236          850
                                    -------        -------      -------
    Total..................         $14,616        $23,290      $92,625
                                    =======        =======      =======


        The following table apportions the dollar amount of the loans due subsequent to the year ended June 30, 1996 between those with predetermined interest rates and those with adjustable interest rates.

                             Predetermined Rates  Adjustable Rates
                             -------------------  ----------------
                                         (In thousands)

Real estate mortgage.......        $ 4,768           $ 99,816
Mortgages held for resale..          5,458                  -
Real estate construction...            952              3,006
Installment................          6,398              7,170
Commercial.................              -              2,963
                                   -------           --------
 Total.....................        $17,576           $112,955
                                   =======           ========


  ONE- TO FOUR-FAMILY MORTGAGE LOANS. At June 30, 1996, the Bank held in its portfolio $66.3 million of first mortgage loans secured by one- to four-family residential units, representing 54.5% of its total portfolio. Since approximately 1983 the principal one- to four-family mortgage instruments offered by the Bank have included several forms of adjustable-rate loans with interest rates and payment adjustments made at regular intervals (generally on a 12 month cycle). These loans are generally limited to 2% maximum annual adjustments and a maximum aggregate adjustment over the life of the loan, and are based upon movements in the United States Treasury Securities Index for securities of the same length as the applicable adjustment period, with amortization schedules generally varying from 15 to 30 years. The Bank also offers adjustable rate mortgage loans which are convertible, at the option of the borrower, into fixed rate mortgage loans. Upon conversion, these loans are generally sold by the Bank in the secondary market. The Bank's adjustable rate mortgage loans do not permit negative amortization of principal and carry no prepayment penalty. The Bank qualifies the borrower at 200 basis points above the initial rate or the fully indexed rate, whichever is higher, on adjustable-rate mortgage loans. At June 30, 1996, approximately $63.0 million of the Bank's first mortgage one- to four-family residential loan portfolio consisted of adjustable-rate loans.

  The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps reduce the Bank's exposure to increases in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is possible therefore that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. Further, the adjustable-rate mortgages offered by the Bank, as well as by many other thrift institutions, sometimes provide for initial rates of interest below the rates which would prevail were the index used for pricing applied initially. These loans are subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently comes into effect, replacing the lower initial rate. During fiscal year 1996, the Bank and its mortgage banking subsidiary originated approximately $11.5 million of adjustable-rate mortgage loans with such below-market rates.

  The Bank also makes 15 through 30 year fixed rate fully amortizing loans. These loans are originated with a commitment for sale in the secondary market. Typically, when the rate is established on these loans, a forward commitment is generated to sell the loan. Loans sold in the secondary market are sold without recourse. During fiscal year 1996, the Bank and its mortgage banking subsidiary originated approximately $24.0 million of fixed-rate loans and sold $30.2 million, servicing retained, in the secondary market. At June 30, 1996, the Bank had forward commitments to sell closed loans totalling approximately $6.0 million in the secondary mortgage market.

  ES&L Mortgage Corporation d/b/a/ Cayuga Mortgage Company ("Cayuga Mortgage"), the Bank's mortgage banking subsidiary originates fixed rate mortgage loans for the Bank, which then sells them, servicing retained, in the secondary market. At June 30, 1996, the Bank had a residential mortgage servicing portfolio of $110.7 million.

  The terms of the residential real estate loans originated by the Bank generally conform to underwriting guidelines of the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank also offers 15 to 30 year fixed-rate and 15 to 30 year conforming and non-conforming adjustable-rate loans. Loans with balances in excess of the amount prescribed by FHLMC may be sold to private investors on a negotiated basis.

  Conventional residential mortgage loans granted by the Bank generally contain a "due-on-sale" clause which normally permits the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. Due-on-sale clauses are an important means of increasing the rate on existing fixed rate mortgage loans during periods of rising interest rates and increasing the turnover of mortgage loans in the Bank's portfolio. Due-on-sale clauses are required for loans to be sold to FHLMC and private investors in the secondary mortgage markets. Additionally, due to prepayments in connection with refinancings and sales of property, the average length of the Bank's long term residential loans is shorter than their weighted average contractual maturity. In periods of rising interest rates, prepayments tend to decline whereas in periods of declining interest rates, prepayments tend to increase.

  CONSTRUCTION LENDING. The Bank originates construction loans for the construction of one- to four-family residences and commercial real estate properties. Such loans are secured by a first lien on the subject property and are made in conjunction with the Bank's review and approval to provide the permanent mortgage loan financing for the residential or commercial property. Upon completion of construction, a portion of these permanent residential loans are then converted to the fixed rates offered by the Bank at the time of
completion and are subsequently sold.   Construction loans generally have  a
construction period which ranges from three months to one year, with interest due monthly. The rate , during construction, is typically tied to the Prime Interest Rate and either fixed at Prime +2% or adjusted to prime quarterly. As of June 30, 1996 the Bank had $4.0 million outstanding in construction loans.
Of that amount, $1.9 million represented loans on one- to four-family residences made directly to the homeowner.

  Construction loans originated by the Bank include single- and multi-family residences, motels and office buildings. The Bank typically will not originate the construction loan unless it is also making the permanent loan if a permanent loan is required. These loans typically range in size between $50,000 and $200,000 for residential loans and up to $800,000 for commercial loans.

  Cayuga Mortgage and PACE Funding originated approximately $1.4 million of the $1.9 million total residential construction loans outstanding at June 30, 1996. All construction loans originated by Cayuga Mortgage are underwritten according to the same standards and on the same general terms as those originated by the Bank. Cayuga Mortgage's residential construction loans are generally in amounts under $200,000 and are secured by single family properties located primarily in Tompkins and Cortland Counties.

  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved occupied real estate because loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment.

  The Bank's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank considers the reputation of the borrower and the contractor, the amount of the borrower's equity in the project, independent valuations and reviews of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. To reduce the risks inherent in construction lending, the Bank also requires, where appropriate, personal guarantees of the principals of the borrower.

  COMMERCIAL REAL ESTATE AND MULTI-FAMILY LENDING. As of June 30, 1996 the Bank held $25.7 million in commercial real estate loans and $12.4 million in multi-family loans, which represented approximately 21.2% and 10.2% of loans held in the Bank's loan portfolio, respectively. These loans are secured by property located in the Bank's market area and by diverse forms of collateral, including apartment buildings, single proprietor businesses, motels, restaurants, and various special purpose properties. The Bank originates a small number of these loans with Small Business Administration ("SBA") guarantees. SBA will generally guarantee between 80% and 90% of the loan balance. However, the SBA imposes some limitations on the interest rate and loan origination fees charged.

  Commercial real estate lending and multi-family residential lending may involve a higher degree of credit risk than one- to four-family residential lending because of the concentration of funds in a limited number of loans typically involving large loan balances and because such loans depend on cash flow from the property to service the debt. Cash flow may be significantly affected by adverse conditions in the real estate market or by general economic conditions. The Bank has attempted to minimize the risks involved in originating such loans by considering, among other things, the creditworthiness of the borrower, the location of the real estate, the condition and occupancy levels of the security and the quality of the organization managing the property. Substantially all of the properties securing the loans in the commercial real estate portfolio are inspected by the Bank's lending personnel. The Bank also obtains appraisals of each property in accordance with applicable federal regulations.

  Commercial real estate loans have been originated for varying terms and interest rates depending on market conditions and on the interest rates prevailing at the time the loan is originated. In general, commercial real estate loans are primarily made as adjustable rate loans with interest rates adjustable at specifically identified intervals up to five years and primarily based upon movements in the United States Treasury Securities Index. These loans generally range in size from $50,000 to $200,000 and have been made in amounts up to approximately $1.4 million. Amortization schedules for this type of loan generally vary from 15 to 20 years.

  The Bank has become increasingly active in lending on commercial real estate and multi-family properties in recent years as a result of increased referrals from existing customers and an expanded presence in the Bank's market area. Management expects continued moderate growth in commercial real estate and multi-family lending in the future, subject to the continued imposition of the underwriting and credit review standards discussed above.

  The table below sets forth, by type of security property, the number and amount of Elmira Savings & Loan's commercial real estate loans at June 30, 1996.

                                                     Outstanding
                                         Number       Principal       Amount
                                       of  Loans       Balance    Non Performing
                                      ----------     -----------  --------------

Medical facilities..................       32        $ 5,443,563
Retail property.....................       43          4,723,659
Office buildings....................       33          2,822,895
Restaurant/lounge...................       19          1,144,724
Office and warehouse/storage units..       16          3,258,498
Hotel/motel.........................        7          1,917,171
Nonprofit/church/school.............        9            567,039
Other...............................       39          5,844,629
                                          ---        -----------
    Total...........................      198        $25,722,178       $0.00
                                          ===        ===========       =====


  CONSUMER AND COMMERCIAL BUSINESS LENDING. At June 30, 1996, the Bank's consumer loan portfolio totalled $13.6 million and its commercial business loans totalled $3.1 million, representing 11.2% and 2.6% of the Bank's total loan portfolio, respectively. The majority of the loans in the Bank's consumer loan portfolio are secured by real estate. The Bank offers a variety of secured consumer loans, including automobile loans, home equity loans and loans secured by savings deposits. In addition, the Bank offers home improvement loans and other unsecured consumer loans. The Bank expects to continue, subject to market conditions, to expand its consumer lending activities as part of its plan to provide a wide range of personal financial services to its customers. Management believes that the shorter terms and normally higher interest rates available on various types of consumer loans will be helpful in maintaining a profitable spread between Elmira Savings & Loan's average loan yield and its cost of funds.

  Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.
Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. These risks are somewhat minimized with respect to the Bank's consumer loan portfolio since the majority of these loans are home equity loans secured by residential real estate.

  The Bank adds general provisions to its consumer loan loss allowance, based on general economic conditions and prior loss experience. The Bank's allowance for consumer loan losses at June 30, 1996 was equal to $81,369, or approximately 0.60% of the total outstanding balance of such loans. In establishing its allowance for consumer loan losses, management considers that the majority of the loans in its consumer loan portfolio are home equity loans secured by residential real estate. Consumer loan delinquencies often increase over time as the loans age. Accordingly, although the level of delinquencies in the Bank's consumer loan portfolio has generally been low

($25,507, or approximately 0.55% of the consumer loan portfolio, at June 30, 1996), there can be no assurance that delinquencies will not increase in the future.

  Since 1986, the Bank has been actively involved in originating home equity loans. These loans amounted to $6.7 million or 5.5% of the Bank's loan portfolio at June 30, 1996. Home equity loan rates adjust quarterly with an open credit line during the initial four to seven year period. Loan to value ratios on these loans (including the first mortgage) typically do not exceed 80% of the appraised value of the real estate.

  The Bank originates student loans, most of which are guaranteed by the federal government and sold to the Student Loan Marketing Association. The Bank also originates direct automobile loans to its customers (approximately $681,000 outstanding at June 30, 1996), and had approximately $1.5 million of secured and unsecured time and demand notes outstanding at June 30, 1996.

  The Bank had approximately $1.9 million of commercial business loans outstanding at June 30, 1996 which were not collateralized by real estate. Approximately 30.5% of these loans are guaranteed by the SBA. The Bank's commercial business lending activities encompass loans with a variety of purposes and forms of security, including loans to finance accounts receivable, inventory and equipment. The Bank offers a commercial line of credit secured by real estate. These lines of credit have adjustable rates which adjust monthly or quarterly and are tied to the prime rate. At June 30, 1996, lines totalling $2.3 million had been approved with loan balances outstanding of approximately $1.2 million.

  Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

  The Bank recognizes the generally increased risks associated with commercial business lending. The Bank's commercial business lending policy emphasizes complete credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Bank's credit analysis. The Bank's commercial business loans have been to borrowers in its primary market area, and the Bank intends to continue its commercial business lending in this geographic area.

  LOAN UNDERWRITING POLICIES. The Board of Directors of the Bank has the responsibility and authority for general supervision over the loan policies of the Bank. The Board has approved a written lending policy for the Bank and has established a Board Loan Committee responsible for review and ratification of all loans up to $500,000 and for monitoring compliance with the written loan policies of the Bank.

  Generally, the Bank lends up to 95% of the lower of current cost or appraised value of a residential one-to-four family property, and requires private mortgage insurance on all such loans when loan to value ratios exceed 80%. Loans on commercial and multi-family (more than four units) property are required to have a loan to value ratio of 80% or less.

  All of the Bank's lending is subject to its written, nondiscriminatory standards and to loan origination procedures prescribed by the Board of Directors. Decisions on loan applications are made on the basis of detailed applications and property valuations (based upon the Bank's written appraisal policy) by staff or independent appraisers approved by the Board of Directors. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements and confirmations.

  The Staff Loan Committee, chaired by the Chief Lending Officer or the Chief Executive Officer, has the authority to approve loans up to $300,000, whereas the Board Loan Committee may approve loans up to $500,000. All loans in excess of $500,000 must be approved by the full Board of Directors. In addition, the Chief Executive Officer or the Chief Lending Officer and one other Executive Officer may act on behalf of the Staff Loan Committee. Individual loan personnel may also approve loans up to specified limits established for each individual and approved by the Board of Directors. All loan approvals are ultimately ratified by the full Board of Directors.

  It is the policy of the Bank to obtain a title insurance policy or title abstract insuring that the Bank has a valid first lien on mortgaged real estate. The borrower must also obtain fire and casualty insurance policies.

  LOAN ORIGINATIONS, PURCHASES AND SALES. The Bank has general authority to make real estate loans secured by properties located throughout the United States. However, at June 30, 1996, greater than 98% of all of the Bank's total mortgage loans receivable were secured by real estate located in its primary market area.

  The Bank originates adjustable-rate real estate loans for portfolio and originates fixed-rate one- to four-family owner-occupied residential mortgage loans primarily for sale in the secondary market as part of the management of its asset and liability interest rate sensitivity. The Bank typically obtains a contract to sell fixed-rate loans at the time of rate commitment and sells those loans in the secondary market without recourse while retaining the servicing on
the majority of the loans it sells.   At June 30, 1996, the Bank was servicing
residential loans for others in the amount of $110.7 million. Due to the strong loan demand in the Bank's market area, the Bank has not purchased loans during recent years.

  Historically, loans have been originated by the Bank primarily through referrals received from real estate brokers, builders, and customers as well as through refinancing of loans for existing customers. The Bank attempts to carefully monitor interest rates in its market areas and believes that it is competitive in such areas. In December 1990, the Bank formed ES&L Mortgage Corporation d/b/a Cayuga Mortgage Company for the purpose of engaging in mortgage banking activities through the origination of mortgage loans for sale to investors, including the Bank. Currently, substantially all of Cayuga Mortgage loans are originated for sale to the Bank, which retains the adjustable rate mortgage loans in its portfolio and sells the fixed rate mortgage loans, servicing retained, in the secondary market. During fiscal year 1996, Cayuga Mortgage and PACE Funding originated $20.4 million in loans for sale to the Bank.

  Set forth below is a table showing the Bank's loan origination and sales activity for the periods indicated. Neither loans originated by Cayuga Mortgage for sale to investors other than the Bank nor loans closed by Cayuga Mortgage and sold to investors other than the Bank are included in this table. Loans originated by Cayuga Mortgage for sale to the Bank are not considered loan sales because no income is generated for the subsidiary in accordance with the provisions of Financial Accounting Standards Statement No. 91. See Note A to the Notes to Consolidated Financial Statements included in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended June 30, 1996 (the "Annual Report"). Loans originated, as shown in the following table, include loans from the Bank, Cayuga Mortgage Company, and its mortgage banking partnership, PACE Funding, where such loans are currently being serviced by the Bank.

                                                         Year Ended June 30,
                                                   -------------------------------
                                                     1996       1995       1994
                                                   ---------  ---------  ---------
                                                           (In thousands)
Loans originated:
  Conventional real estate loans:
    Construction loans...........................  $  2,871   $  2,802   $  3,130
    Loans on existing property...................    25,482     26,331     27,635
    Loans refinanced.............................    17,902      4,603     27,819
  Insured and guaranteed loans...................     1,852      1,273        499
  Consumer.......................................     2,277      2,060      1,503
  Commercial loans...............................     1,728        277        707
  Other loans....................................     3,556      3,471      3,996
                                                   --------   --------   --------
    Total loans originated.......................  $ 55,668   $ 40,817   $ 65,289

Loans sold:
  Whole Loans....................................   (30,216)   (11,833)   (42,502)
  Participation loans............................                   --         --
                                                   --------   --------   --------
    Total loans sold.............................   (30,216)   (11,833)   (42,502)

Loans held for sale..............................   ( 5,458)    (3,796)    (1,913)
Loans exchanged for mortgage- backed securities..        --         --         --
Principal repayments.............................   (12,571)   (10,501)   (14,037)
Loans transferred to  foreclosed real estate.....      (214)       (91)        --
Increase (decrease) in other  items, net.........    (3,760)    (2,847)    (2,013)
                                                   --------   --------   --------
  Net increase (decrease)........................  $  3,449   $ 11,749   $  4,824
                                                   ========   ========   ========

  LOAN SERVICING AND LOAN FEES. Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Federal Reserve Board, the general supply of money in the economy, tax policies and governmental budget matters.

  As of June 30, 1996, Elmira Savings & Loan was servicing approximately $110.7 million of loans for others. The Bank receives a servicing fee typically ranging from 1/4% to 3/8% for these loans.

  In addition to interest earned on loans and income from servicing of loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn are dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Bank. See Note A of the Notes to Consolidated Financial Statements included in the Annual Report for information regarding the accounting treatment of loan origination fees.

  LOAN COMMITMENTS. Real estate loan commitments are generally granted for a period of 35 days from the date of commitment. When the Bank issues a written loan commitment the borrower pays an origination fee up to 3% at that time in order to retain the commitment. Historically less than 5% of the Bank's commitments expire before being funded. At June 30, 1996, the Bank's outstanding commitments totalled approximately $3.2 million.

  The Bank generally obtains forward commitments on a loan by loan basis to sell Fixed Rate loans to FHLMC. Interest rates on real estate loans sold are generally locked in at either application, commitment or closing.

  NON-PERFORMING LOANS AND ASSET CLASSIFICATION. Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential and commercial mortgage loans are generally placed on non-accrual status when either principal or interest is more than 90 days past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Consumer loans are generally charged off when or before the loan becomes 120 days delinquent, although collection efforts continue.

  Identification of a delinquent mortgage loan is generally made by the 15th day of delinquency, and a late notice is mailed between the 16th and 18th day of delinquency. The Bank attempts to contact the borrower by telephone beginning approximately five days after mailing the notice. If satisfactory arrangements to bring the account current have not been made by the 45th day of delinquency, efforts are made to conduct a face-to-face interview with the borrower. If a satisfactory response is not obtained, the Bank continues to follow up with notices, telephone contacts and personal interviews until the mortgage loan has been brought current or until the Bank determines that recommendation for foreclosure, deed in lieu of foreclosure, or other action is appropriate.

  Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. Real estate properties acquired through loan foreclosure are valued at the lower of cost or fair value minus estimated costs to sell. Costs relating to the improvement of property are capitalized to the extent that the carrying value does not exceed estimated fair value, whereas costs relating to holding property are expensed. Valuations are periodically performed by management and an allowance for losses is established, if necessary, by a charge to operations if the carrying value of a property exceeds its estimated net realizable value.

  As of June 30, 1996, there were no loans excluded from the table below where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future except as identified herein. As of June 30, 1996, there were no concentrations of loans in any types of industry which exceeded 10% of the Bank's total loans that are not included as a loan category in the table which follows. In addition, for all years presented and at June 30, 1996, the Bank had no restructured loans as defined in SFAS 15.

  The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated.

                                                               At June 30,
                                                    -----------------------------------
                                                      1996         1995         1994
                                                    ---------  ------------  ----------

Loans accounted for on a non-accrual basis: (1)
  Real Estate:
    Residential...................................  $176,550      $194,587    $153,089
    Commercial....................................         -       442,351     155,262
    Consumer/Home Equity..........................    46,103        81,324      73,904
  Consumer........................................         -             -           -
  Other...........................................         -             -      13,927
                                                    --------      --------    --------
Total.............................................  $222,653      $718,262    $396,182
                                                    ========      ========    ========

Accruing loans which are  contractually past due
  90 days or more:
  Real Estate:
    Residential...................................  $ 70,368      $ 90,766    $ 98,020
    Commercial....................................         -       185,114      94,406
    Consumer/Home Equity..........................         -             -       1,487
   Education......................................         -             -           -
   Consumer.......................................     9,862             -           -
   Other..........................................         -             -          --
                                                    --------      --------    --------
      Total.......................................  $ 80,230      $275,880    $193,913
                                                    ========      ========    ========

Total of nonaccrual and 90 days past
  due loans.......................................  $302,883      $994,142    $590,095
                                                    ========      ========    ========

Percentage of total loans.........................       .24%          .79%        .52%
                                                    ========      ========    ========

Other non-performing assets (2)...................  $ 90,815      $149,961    $ 15,000
                                                    ========      ========    ========

- -------------------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet non-accrual criteria as established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the loan.
(2) Other non-performing assets represents property acquired or in the process of being acquired by the Bank through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.


     During the year ended June 30, 1996, gross interest income of $19,447 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $6,304.

    The following table sets forth an analysis of the Bank's allowance for loan loss account for the periods indicated.


                                                                                At June 30,
                                                  -----------------------------------------------------------------------------
                                                      1996                              1995                              1994
                                                     ------                            ------                            ------

Balance at beginning of
 period....................                        $1,423,826                         $1,268,611                        $  681,614
Loans charged-off:
 Real Estate -- mortgage:
   Residential.............                               260                              2,037                            52,752
   Commercial..............                            48,398                                105                             1,567
 Commercial business.......                                --                                 --                                --
 Consumer..................                             5,549                                 --                             1,202
                                                   ----------                         ----------                        ----------
Total charge-offs..........                        $   54,207                         $    2,142                        $   55,521
                                                   ----------                         ----------                        ----------

Recoveries:
  Real Estate--Mortgage:
    Residential............                        $       --                         $    4,608                        $      170
    Commercial.............                               412                                 --                                --
  Commercial business......                                --                              2,149                             2,348
  Consumer.................                               750                                600                                --
                                                   ----------                         ----------                        ----------
Total recoveries...........                        $    1,162                         $    7,357                        $    2,518
                                                   ----------                         ----------                        ----------

Net loans charged-off......                        $   53,045                         $   (5,215)                       $   53,003
Provision for possible
 loan losses...............                        $   60,000                            150,000                           640,000
                                                   ----------                         ----------                        ----------

Balance at end of period...                        $1,430,781                         $1,423,826                        $1,268,611
                                                   ==========                         ==========                        ==========

Ratio of net charge-offs
 to average loans outstanding
    during the period......                              0.00%                              0.00%                             0.05%
                                                   ==========                         ==========                        ==========


   For a discussion of the Bank's provision for loan losses in fiscal year 1996, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Operating Results for the Years Ended June 30, 1996 and 1995 -- Provision for Loan Losses" in the Annual Report.

   The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                         At June 30,
                                      ----------------------------------------------------------------------------------
                                                 1996                         1995                       1994
                                      --------------------------  --------------------------  --------------------------
                                                    Percent of                  Percent of                  Percent of
                                                  Loans in Each               Loans in Each               Loans in Each
                                                   Category to                 Category to                 Category  to
                                        Amount     Total Loans      Amount     Total Loans      Amount     Total Loans
                                      ----------  --------------  ----------  --------------  ----------  --------------
Real estate mortgage:
Residential.........................  $  273,197       55.80%     $  102,354       64.2%      $   90,471       59.40
Commercial..........................     515,270       32.80         315,072       24.4          250,092       28.50
Commercial business.................      37,000        1.60           9,000        1.6           10,000        1.00
Consumer............................      81,369        9.80          39,604        9.8           35,293       11.10
Unallocated.........................     523,945         N/A         957,796        N/A          882,755         N/A
                                      ----------      ------      ----------     ------       ----------      ------
  Total allowance for loan  losses..  $1,430,781      100.00%     $1,423,826     100.00%      $1,268,611      100.00%
                                      ==========      ======      ==========     ======       ==========      ======

   Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," doubtful" or "loss," if
warranted.   Assets classified as substandard or doubtful require the
institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. As of June 30, 1996, the Bank had $717,000 of assets classified as substandard and no assets classified as doubtful or as loss.

   Included in the Bank's substandard classification at June 30, 1996 were loans totalling approximately $600,000 which were not delinquent as of June 30, 1996. These loans were classified following a specific review of each individual account, including a review of the borrower's financial statements, the economic conditions surrounding the secured property and other factors. All foreclosed real estate is included as a substandard asset.

   While the Bank believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio in the future, will not request the Bank to increase its allowance for loan losses, thereby negatively impacting the Bank's financial condition and earnings.

   The Bank's primary lending area has experienced controlled growth over the last several years. There continues to be a softening in the real estate market in some parts of the Bank's market area, especially in the higher end of the market and on properties located in rural areas, which has been manifested primarily in a reduced demand for new homes in these areas. Management believes that the market is fairly stable. There can be no assurance, however, that economic conditions in the Bank's market area will remain stable or that the slowdown experienced in some parts of the Bank's market area will continue to be limited to origination activity. Any deterioration in the condition of the real estate market could adversely effect the Bank's earnings or financial condition.

INVESTMENT ACTIVITIES

   Elmira Savings & Loan is required under federal regulations to maintain a minimum amount of liquid assets which can be invested in specified short-term securities and is also permitted to make certain other investments. See "Regulation -- Liquidity Requirements" It has generally been Elmira Savings & Loan's policy to maintain a liquidity portfolio in order to satisfy regulatory requirements. All corporate bonds are investment grade. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future and its projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

   The following table sets forth the carrying value of the Bank's investment securities portfolio, short-term investments and FHLB stock at the dates indicated. At June 30, 1996, the market value of the Bank's investment securities portfolio was approximately $4.1 million.

                                                   At June 30,
                                              ----------------------
                                               1996    1995    1994
                                              ------  ------  ------
                                                  (In thousands)

Investment securities:
  U.S. Government and  agency securities....  $2,988  $2,902  $2,551
  Corporate debt securities.................      42   1,075   1,119
  Corporate Stock...........................      49      39      38
  Bank certificates of deposit..............      --     330      --
                                              ------  ------  ------
    Total investment securities.............  $3,079  $4,346  $3,708
Federal funds sold and  overnight deposits..      --      97     159
                                              ------  ------  ------
    Total investment securities,  federal
      funds sold and  overnight deposits....   3,079   4,443   3,867
Federal Home Loan Bank of  New York stock...   1,104   1,104   1,067
                                              ------  ------  ------
    Total investments.......................  $4,183  $5,547  $4,934
                                              ======  ======  ======


   The Bank carries its investment securities in one of the following manners:

   1) Held to Maturity - carried at cost as adjusted for discounts and unamortized premiums with the intent to hold until maturity.

   2) Available for Sale - carried at cost and subject to sale at any time. However, a valuation allowance is established with an offset entry for any unrealized appreciation or depreciation made against capital with actual gains or losses being recorded on the income statement at time of sale.

    At June 30, 1996, the market value of investment securities "Held to Maturity" was approximately $37,000 lower than the carrying value while the "Available For Sale" investment was approximately $12,000 in excess of the carrying value.

    For further information, see Notes A and B to Notes to Consolidated Financial Statements included in the Annual Report.

    The following table sets forth the scheduled maturities, carrying values, market values and average yields for certain of the Corporation's investment securities at June 30, 1996.


                                 One Year or Less      One to Five Years    Five to Ten Years   More than  Ten Years
                                -----------------     -------------------   -----------------   --------------------
                                Carrying  Average     Carrying    Average   Carrying  Average   Carrying    Average
                                 Value    Yield        Value      Yield      Value    Yield      Value      Yield
                                --------  ------      --------    -------   --------  -------   --------    -------
                                                        (Dollars in  thousands)
C>
U.S. Government and
  agency obligations.......      $  -       - %       $ 2,989     6.46%      $  -       - %       $ -          - %
Corporate debt  securities.         -       -               -        -          -       -          42       6.61
Corporate Stock............         -       -               -        -          -       -          48       2.87
                                 ----                 -------                ----                 ---
 Total.....................      $  -       - %       $ 2,989     6.46%      $  -       - %       $90       4.60 %
                                 ====                 =======                ====                 ===


                               Total Investment Portfolio
                               ---------------------------
                               Carrying   Market   Average
                                Value      Value    Yield
                               --------   ------   -------
U.S. Government and
  agency obligations.......    $ 2,989    $ 2,951    6.46 %
Corporate debt  securities.         42         42    6.61
Corporate Stock............         48         48    2.87
                               -------    -------
 Total.....................    $ 3,079    $ 3,041    6.41 %
                               =======    =======

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

          GENERAL. Deposits are a significant source of the Bank's funds for lending and other investment purposes. In addition to deposits, Elmira Savings & Loan derives funds from loan principal repayments, interest payments, advances from the FHLB of New York and reverse repurchase agreements. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowing may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

          DEPOSITS. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit ranging in term from 30 days to 5 years. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts ("IRAs").

          The Bank's policies are designed primarily to attract deposits from local residents rather than to actively solicit deposits from areas outside its primary market. The Bank does not accept deposits from brokers due to the volatility and rate sensitivity of such deposits, nor does the Bank pay above market rates for deposits received from outside its primary market area.

          Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

          As part of the Bank's strategy of managing its assets and liabilities, it has attracted, by rate, certificates of deposit with terms of fourteen months or less. Since the Bank has only one office, it has been unable to attract a large number of transaction accounts.

          Certificates of deposit with balances in excess of $100,000 amounted to 13.1% of deposits at June 30, 1996. Under New York law, the Bank is not permitted as a savings association to accept public funds. The jumbo deposits in the portfolio have come from local union funds, businesses and individuals, the majority of which have been longstanding customers of the Bank; these funds do not represent brokered deposits.

    The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.


                                                                                 Increase                               Increase
                                                                                (Decrease)                             (Decrease)
                               Balance                  Balance                from June 30,   Balance               from June 30,
                             at June 30,      %       at June 30,      %       1995 to June  at June 30,     %        1994 to June
                                1996       Deposits       1995      Deposits     30, 1996       1994      Deposits      30,  1995
                             ------------  --------   ------------  --------    ----------   -----------  --------     -----------
Non-interest bearing
 savings account...........  $  1,224,899      1.15%  $  1,139,158      1.13%   $   85,741   $   955,122      1.10%    $   184,036
NOW checking account.......     4,010,094      3.76      2,906,433      2.88     1,103,661     2,422,776      2.79         483,657
Jumbo certificates.........    13,940,224     13.07     12,691,834     12.56     1,248,390    10,467,044     12.05       2,224,790
Super NOW checking accounts     1,507,242      1.41      1,278,279      1.26       228,963     1,433,128      1.65        (154,849)
Passbook and statement
 savings...................    15,552,151     14.58     16,179,373     16.02      (627,222)   19,803,021     22.80      (3,623,648)
Money market deposit
 accounts..................     5,727,747      5.37      5,417,514      5.36       310,233     5,974,135      6.88        (556,621)
Six month money market
  certificates.............     4,811,089      4.51      4,928,016      4.88      (116,927)    3,787,550      4.36       1,140,466
30 and 48 month
 certificates..............     4,281,412      4.02      5,158,721      5.11      (877,309)    5,344,939      6.15        (186,218)
IRA certificates, excluding
  jumbo certificates.......     4,211,301      3.95      4,158,551      4.12        52,750     3,110,853      3.58       1,047,698
Other certificates.........    51,386,670     48.18     47,156,643     46.68     4,230,027    33,558,205     38.64      13,598,438
                             ------------    ------   ------------    ------    ----------   -----------    ------     -----------
    Total..................  $106,652,829    100.00%  $101,014,522    100.00%   $5,638,307   $86,856,773    100.00%    $14,157,749
                             ============    ======   ============    ======    ==========   ===========    ======     ===========

    Deposits in the Bank as of June 30, 1996 were represented by the various types of savings programs described below.

Weighted
Average                                                                                Percentage
Interest                                                          Minimum  Balance in   of Total
  Rate       Term                      Category                   Amount   Thousands     Savings
- --------  -----------  -----------------------------------------  -------  ----------  -----------
                                    Demand Deposits
                       -----------------------------------------

     - %  On Demand    Non-Interest Bearing Savings Accounts      $     1    $  1,225        1.15%
     -    On Demand    NOW Accounts                                    10       4,010        3.76
    3.05  On Demand    Passbook and Statement Savings Accounts          5      15,334       14.38
    3.20  On Demand    Money Market Accounts                        2,500       5,728        5.37
    1.80  On Demand    Super NOW Accounts                           2,500       1,507        1.41
    3.05  On Demand    Holiday Club Accounts                            1         218         .21

                                 Certificates of Deposit
                       -----------------------------------------

    3.66  30 Days      30 Day Certificate, Fixed-Rate              20,000         844         .79
    4.39  91 Days      91 Day Certificate, Fixed-Rate               2,500       1,696        1.59
    4.92  182 Days     6 Month Certificate, Fixed-Rate              2,500       5,087        4.77
    5.07  8 Months     8 Month Certificate, Fixed-Rate                500       4,576        4.29
    4.84  9 Months     9 Month Certificate, Fixed-Rate              5,000         592         .56
    5.02  10 Months    10 Month Certificate, Fixed-Rate               500         116         .11
    5.20  12 Months    1 Year Certificate, Fixed-Rate                 500       3,985        3.74
    5.52  14 Months    14 Month Certificate, Fixed-Rate             2,500      26,569       24.91
    5.32  18 Months    18 Month Certificate, Fixed-Rate               500       1,089        1.02
    5.94  24 Months    24 Month Certificate, Fixed-Rate               500      10,673       10.01
    5.34  100 Weeks    100 Week Certificate, Fixed-Rate             5,000         186         .17
    5.73  30 Months    30 Month Certificate, Fixed-Rate               500       1,508        1.41
    5.75  36 Months    36 Month Certificate, Fixed-Rate             2,500       2,534        2.38
    5.64  48 Months    4 Year Certificate, Fixed-Rate                 500       3,607        3.38
    6.72  60 Months    5 Year Certificate, Fixed-Rate                 500      13,389       12.55
    5.24  12 Months    1 Year Mini Jumbo Certificate, Fixed-Rate   20,000       2,165        2.03
    5.32  18 Months    18 Month Certificate, Variable-Rate             10          10         .01
    7.59  12 Months    Various other time deposits, Fixed-Rate        500           5           -
                                                                             --------      ------
                                                                             $106,653      100.00%
                                                                             ========      ======

       The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1996.

          Maturity Period                                   Amount
          ---------------                               --------------
                                                        (In thousands)
          Three months or less.......                       $ 4,329
          Three through six months...                         1,180
          Six through twelve months..                         4,607
          Over twelve months.........                         3,824
                                                            -------
           Total....................                        $13,940
                                                            =======

   The following table sets forth the average balances and interest rates based on month end balances for demand deposits and time deposits as of the dates indicated.

                                         Year Ended June 30,
                   ----------------------------------------------------------------
                           1996                  1995                  1994
                   --------------------  --------------------  --------------------
                    Demand      Time      Demand      Time      Demand      Time
                   Deposits   Deposits   Deposits   Deposits   Deposits   Deposits
                   ---------  ---------  ---------  ---------  ---------  ---------
                                        (Dollars in thousands)

Average Balance..   $27,854    $78,963    $29,358    $70,315    $30,703    $58,083

Average Rate.....      2.59%      5.62%      2.79%      5.21%      2.52%      4.81%

                  The following table sets forth the Bank's deposit activities for the periods indicated.

                                                          Year Ended June 30,
                                                     ------------------------------
                                                       1996      1995       1994
                                                     --------  ---------  ---------
                                                             (In thousands)

Deposits...........................................  $137,013   $142,340  $129,154
Withdrawals........................................   136,505    132,618   129,798
                                                     --------   --------  --------
Net increase (decrease)  before interest credited..       508      9,722      (644)
Interest credited..................................     5,130      4,436     3,527
                                                     --------   --------  --------
Net increase (decrease) in  deposits...............  $  5,638   $ 14,158  $  2,883
                                                     ========   ========  ========

          BORROWINGS. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank does, however, rely upon advances from the FHLB of New York to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans. The Bank has utilized borrowings from the FHLB of New York as a source of funds to duration match against loan originations. The FHLB has served as the Bank's primary borrowing source. At June 30, 1996, Elmira Savings & Loan had advances totaling $17.6 million from the FHLB of New York.

          The FHLB of New York functions as a central bank providing credit for savings institutions and certain other member financial institutions. As a member, Elmira Savings & Loan is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

          From time to time the Bank borrows funds under reverse repurchase agreements. Under a reverse repurchase agreement, the Bank sells securities (generally government securities, mortgage-backed securities and FHLMC participation certificates) and agrees to repurchase them at a specified price at a later date. Reverse repurchase agreements are generally for terms of up to 90 days, are subject to renewal, and are deemed to be borrowings collateralized by the securities sold. At June 30, 1996, the Bank had no reverse repurchase agreements outstanding. Reverse repurchase agreements are contracted with primary registered broker-dealers or Shay Government Securities Company, formerly the U.S. League Securities, Inc.

          The following tables set forth certain information regarding the Bank's FHLB advances (which represent the Bank's only short term borrowings during the periods covered) at the end of and during the periods indicated.

                                                   At June 30,
                                               ------------------
                                                 1996      1995
                                               --------  --------
Weighted average rate ..............             5.65%     6.34%



                                                    During the
                                                Year Ended June 30,
                                               ---------------------
                                                  1996        1995
                                               ---------   ---------
                                                   (In thousands)

Maximum amount outstanding at any
  month end..................................    $15,400     $16,100
Approximate average amount...................    $13,208     $13,375
Approximate weighted average rate paid (1)..        5.79%       5.80%

- --------------------
(1) The weighted average rate is determined by use of the weighted average rate for each month-end in the period.

     RATE/VOLUME ANALYSIS. The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rate (changes in rate multiplied by old volume); and (iii) the net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.



                                                                       Year Ended June 30,
                             -------------------------------------------------------------------------------------------------------
                               1996        vs.        1995        1995        vs.         1994        1994        vs.         1993
                             -------------------------------    --------------------------------    --------------------------------
                                   Increase (Decrease)                Increase (Decrease)                 Increase (Decrease)
                                         Due to                             Due to                              Due to
                             -------------------------------    --------------------------------    --------------------------------

                              Volume      Rate        Net        Volume       Rate        Net        Volume       Rate        Net
                             --------   --------   ----------   --------   ---------   ----------   --------   ---------   ---------
                                                                      (In thousands)
Interest income:
 Loan portfolio............ $632,378   $706,768   $1,339,146   $716,901    $790,365   $1,507,266   $557,655   $(742,794)  $(185,139)
 Investment securities.....      957      2,074        3,031     81,940     (23,654)      58,286     40,965     (11,207)     29,758
 Mortgage-backed
   securities..............  (38,852)    29,147       (9,705)   (46,661)     39,263       (7,398)   172,822      (5,460)    167,362
 Federal funds sold........        -          -            -                                        (31,596)     22,145      (9,451)
 Interest-earning deposits
   with other banks........     (412)    (5,211)      (5,623)   (50,725)      9,605      (41,120)        --          --          --
                            --------   --------   ----------   --------    --------   ----------   --------   ---------   ---------
    Total interest earning
     assets................  594,071    732,778    1,326,849    701,455     815,579    1,517,034    739,846    (737,316)      2,530
                            --------   --------   ----------   --------    --------   ----------   --------   ---------   ---------

Interest expense:
 Demand deposits...........  (40,656)   (55,808)     (96,464)   (34,902)     80,298       45,396     22,463     (87,490)    (65,027)
 Time deposits.............  472,128    300,043      772,171    623,757     243,637      867,394     74,717    (556,578)   (481,861)
 Borrowings and advances...  (36,156)    81,318       45,162    (97,232)    218,041      120,809    268,567      47,787     316,354
                            --------   --------   ----------   --------    --------   ----------   --------   ---------   ---------
  Total interest-bearing
     liabilities...........  395,316    325,553      720,869    491,623     541,795    1,033,599    365,747    (596,281)   (230,534)
                            --------   --------   ----------   --------    --------   ----------   --------   ---------   ---------
Increase (decrease) in  net
 interest income........... $198,755   $407,225   $  605,980   $209,832    $273,604   $  483,435   $374,099   $(141,035)  $ 233,064
                            ========   ========   ==========   ========    ========   ==========   ========   =========   =========

          AVERAGE BALANCE SHEET. The following table sets forth certain information relating to the Bank's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of average daily balances has caused any material difference in the information presented.

                                                                          Year Ended June 30,
                             -------------------------------------------------------------------------------------------------------
                                         1996                              1995                             1994
                             -------------------------------------------------------------------------------------------------------
                                                        Average                           Average                          Average
                                Average                 Yield/    Average                 Yield/    Average                Yield/
                                Balance      Interest   Cost      Balance      Interest   Cost      Balance     Interest   Cost
                             ------------  -----------  -----  ------------  -----------  -----  ------------  ----------  -----
Interest-earning assets:
    Total loan portfolio
     (1)...................  $125,828,250  $10,855,429   8.63% $118,229,410  $ 9,516,283   8.05% $108,900,574  $8,009,017   7.35%
  Investment securities,
   including
    FHLB stock.............     5,120,897      318,692   6.22     5,105,455      315,661   6.18     3,804,763     256,582   6.74
  Mortgage-backed
   securities..............     2,416,603      189,417   7.84     2,946,677      199,122   6.76     3,704,760     206,520   5.57
   Interest-Earning
    Deposits...............       479,325       15,465   3.23       489,068       21,088   4.31     1,702,917      62,208   3.65
                             ------------  -----------  -----  ------------  -----------  -----  ------------  ----------  -----
    Total interest-earning
     assets................   133,845,075   11,379,003   8.50   126,770,610   10,052,154   7.93   118,113,014   8,534,327   7.23
 Non-interest earning
  assets...................     4,226,208                         3,108,593                         1,715,974
                             ------------                      ------------                      ------------
    Total assets...........  $138,071,283                      $129,879,203                      $119,828,988
                             ============                      ============                      ============

Interest-bearing
 liabilities:
  Demand deposits..........  $ 27,853,918      721,502   2.59  $ 29,357,665      817,966   2.79  $ 30,702,883     772,570   2.52
  Time deposits............    78,962,880    4,435,948   5.62    70,315,088    3,663,777   5.21    58,082,822   2,796,383   4.81
                             ------------  -----------  -----  ------------  -----------  -----  ------------  ----------  -----
    Total deposits,
     including escrows.....   106,816,798    5,157,450   4.83    99,672,753    4,481,743   4.50    88,785,705   3,568,953   4.02
  Borrowings...............    18,291,440    1,038,030   5.67    18,965,258      992,868   5.24    21,160,020     872,059   4.12
                             ------------  -----------  -----  ------------  -----------  -----  ------------  ----------  -----
    Total interest-bearing
     liabilities...........   125,108,238    6,195,480   4.95   118,638,011    5,474,611   4.61   109,945,725   4,441,012   4.04
Non-interest-bearing
 liabilities...............     1,223,028                           818,800                           868,271
                             ------------                      ------------                      ------------
    Total liabilities......   126,331,266                       119,456,811                       110,813,996
Retained earnings..........    11,740,017                        10,422,392                         9,014,992
                             ------------                      ------------                      ------------
    Total liabilities and
     retained earnings.....  $138,071,283                      $129,879,203                      $119,828,988
                             ============                      ============                      ============

Net interest income........  $  5,183,523                      $  4,577,543                      $  4,093,315
                             ============                      ============                      ============

Interest rate spread.......                              3.55%                             3.31%                            3.19%
                                                        =====                             =====                            =====
Net yield on
 interest-earning assets...                              3.88%                             3.61%                            3.47%
                                                        =====                             =====                            =====
Ratio of average
 interest-earning assets to
  average interest-bearing
   liabilities.............                            106.98%                           106.85%                          107.43%
                                                       ======                            ======                            =====

- --------------------
(1)  Average balances include non-accrual loans.

SUBSIDIARY ACTIVITIES

          As a federally chartered savings association, Elmira Savings & Loan is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of June 30, 1996, Elmira Savings & Loan was authorized to invest up to approximately $2.8 million in the stock of or loans to subsidiaries. Institutions meeting regulatory capital requirements, which Elmira Savings & Loan currently does, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries. As of June 30, 1996, Elmira Savings & Loan had $265,000 of equity invested in its subsidiaries.

          In July 1987, the Bank activated its wholly owned subsidiary, Brilie Corporation (d/b/a ES&L Financial Services), for the purpose of selling life insurance and annuity products, health insurance and mutual funds under an agency relationship with major insurance companies and third party mutual fund providers to the Bank's customers. This company has two employees. This division of Brilie Corporation had net pretax revenues of approximately $54,400 during fiscal year 1996. In 1993, Brilie Corporation formed a new subsidiary, d/b/a ES&L Appraisal Services. This company performs real estate appraisals for residential and commercial properties, primarily for the Bank and Cayuga Mortgage Company. During the 1996 fiscal year, this company had pretax revenues of approximately $20,800.

          In May 1989, Brilie Corporation entered into a 50% joint venture partnership agreement with a family group who resides in the Elmira area and who is affiliated with a real estate brokerage company. The partnership was formed for the purpose of developing a planned unit development located in Horseheads, New York. The property includes two multi-family developments, two townhome developments and 70 single family lots. Pursuant to the partnership agreement, the family group receives sales commissions on the purchase price of building lots which they sell on behalf of the partnership and the family group agrees to use its best efforts to encourage building lot purchasers to place their construction and permanent mortgages with the Bank. The Bank has a 50% interest in the partnership and has committed up to $750,000 in financing. At June 30, 1996, the Bank had loaned approximately $389,200 to the partnership. Brilie Corporation earned $16,500 from this partnership during the fiscal year ended June 30, 1996.

          In December 1990, the Bank formed ES&L Mortgage Corporation d/b/a Cayuga Mortgage Company as a wholly owned subsidiary of the Bank for purposes of engaging in mortgage banking activities. Cayuga Mortgage's primary function is to originate mortgages for sale to investors, one of whom is the Bank. With respect to mortgages sold by Cayuga Mortgage to the Bank, no income is generated for the subsidiary in accordance with the provisions of Financial Accounting Standards Statement No. 91. (See Note A to the Notes to Consolidated Financial Statements included in the Annual Report for a discussion of loan fees). With respect to mortgages sold to third parties, income generated is not recognized until after the closing of the sale of the mortgage. During the fiscal year ended June 30, 1996, Cayuga Mortgage and PACE Funding originated approximately $20.4 million of mortgages, the majority of which were originated for the Bank for sale in the secondary market. The subsidiary currently has two employees. The Bank's aggregate investment in Cayuga Mortgage was $265,000 at June 30, 1996.

          The Bank is required to give the FDIC and the Director of the OTS 30 days' prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of the OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution. In addition, federal regulations require savings associations to deduct the amount of their investments in and extensions of credit to subsidiaries engaged in activities not permissible to national banks from
capital in determining regulatory capital compliance.   See "Regulation --
Regulatory Capital Requirements."

COMPETITION

          Elmira Savings & Loan is one of two thrift institutions headquartered in Chemung County. The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits comes from other savings institutions, credit unions and commercial banks located in its primary market area. Additional significant competition for savings deposits comes from money market mutual funds and corporate and government debt securities.

          The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from other thrift institutions, commercial banks, mortgage bankers, mortgage brokers and insurance companies. There are six commercial banks, four savings associations and eight credit unions with branches located in Chemung County. Elmira Savings & Loan is able to compete effectively in its primary market area by offering competitive interest rates and loan fees, and a wide variety of deposit products, and by emphasizing personal customer service and cultivating relationships with local businesses.

EMPLOYEES

          As of June 30, 1996, Elmira Savings & Loan and its subsidiaries had 38 full-time and 5 part-time employees, none of whom were represented by a collective bargaining agreement. Elmira Savings & Loan believes that it enjoys good relations with its personnel.

EXECUTIVE OFFICERS

          The following table sets forth certain information with respect to the executive officers of the Corporation.

                        Age at
                        June 30,
    Name                  1996   Position
- ----------------------  -------  --------

William A. McKenzie       45     President and Chief Executive Officer

J. Michael Ervin          47     Senior Vice President and Treasurer

Michael J. Wayne          35     Vice President

Lynn M. Morris            44     Vice President

James D. Stanton          49     Vice President

Judy A. Peters            38     Vice President

Michael J. Crimmins       44     Vice President


   WILLIAM A. MCKENZIE has served as President and Chief Executive Officer of Elmira Savings & Loan since June 1983. In this capacity, Mr. McKenzie is responsible for the overall operations of the Bank pursuant to the policies and procedures established by the Board of Directors. Mr. McKenzie is a Board member of Elmira Downtown Development Corporation and America's Community Bankers. He has also served as Chairman of the following organizations:
Chemung County Chamber of Commerce, Southern Tier Economic Growth and the Chemung County United Way Fund Drive. Mr. McKenzie has been employed at the Bank since 1983.

   J. MICHAEL ERVIN has served as Senior Vice President/Treasurer of the Bank since 1984. In this capacity, Mr. Ervin oversees all of the Bank's financial, accounting and operating activities. Prior to 1984, Mr. Ervin served as first Vice President of the Bank. Mr. Ervin serves as a Board member, past President and Treasurer of the Arctic League of Chemung County and Woodbrook, Inc., as well as a Board member and Assistant Treasurer of Southern Tier Economic Growth. Mr. Ervin is a Board member of the Chemung/Schuyler Chapter of the
American Red Cross.   Mr. Ervin has been employed by the Bank since 1973.

   MICHAEL J. WAYNE has served as Vice President of Marketing, Stockholder and Public Relations since 1993. Since 1990, Mr. Wayne has supervised the Corporation's compliance with the periodic reporting requirements of the Securities and Exchange Commission. Prior to 1993, Mr. Wayne was in charge of the Corporation's secondary market activities and its Loan Servicing Department. From 1987 to August 1989, Mr. Wayne served as Vice President in charge of Mortgage Originations. He is a member of the Executive, Finance and Ticket Committees for the LPGA Corning Classic , and is on the Executive Committee and Board of Directors of Elmira Downtown Development Corporation. Mr. Wayne is a Board member of Glove House and Capabilities. He is a Past President of the Elmira Kiwanis Club and a member of the Chemung County Historical Society and the Near Westside Neighborhood's Columbia Street Task Force. Mr. Wayne has been employed by the Bank since 1982.

   LYNN M. MORRIS has served as Vice President of Residential Loan Originations
since September 1990.   Prior to 1990, Ms. Morris was the Bank's Marketing
Director. She is a 1990 graduate of the Chemung County Chamber of Commerce Leadership Chemung program. Ms. Morris is a member of the United Way Allocations Committee and the Association of Professional Mortgage Women. She has been employed at the Bank since 1989.

   JAMES D. STANTON has served as Vice President of Compliance and Loan Review for the Bank since 1991. Mr. Stanton is a member of the City of Elmira's Community Development Loan Committee and the United Way Allocations Committee. He is a Board Member and Treasurer of the Near Westside Neighborhood Association and has worked on the Chemung County Chamber of Commerce membership drive. He has been employed by the Bank since 1988.

   JUDY A. PETERS has served as Vice President of Commercial Loan Originations since 1992. She has been an instrumental employee in the department since its inception in 1984. In 1993 Mrs. Peters was named Small Business Advocate of the Year by the U.S. Small Business Administration. She is a member of the Audit Committee of the St. Mathew's Church and has worked on the Chemung County Chamber of Commerce membership drive. Mrs. Peters has been employed by the Bank since 1984.

   MICHAEL J. CRIMMINS has served as Vice President of Operations, Accounting and Loan Servicing since 1994. Prior to that Mr. Crimmins was a systems and operations analyst for the Bank and was responsible for the development of the Bank's disaster recovery plan. He is the Treasurer of the Hendy Avenue School Parent Teachers Organization and a Board member of United Cerebral Palsey. He is a member of the AT&T/NCR New York Users Group. Mr. Crimmins worked part-time for the Bank from January 1993 until May 1993, at which time he became a full time employee of the Bank.

REGULATION

   GENERAL. As a savings association, Elmira Savings & Loan is subject to extensive regulation by the OTS. The Bank's lending activities and other investments must comply with various federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements and the FDIC has the authority to conduct special examinations of the Bank. The Bank must file reports with OTS describing its activities and financial condition, and is subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. As a savings and loan holding company, the Corporation is subject to OTS regulation, examination, supervision and reporting requirements. Certain of these regulatory requirements are referred to in the following paragraphs or appear elsewhere herein.

FEDERAL HOME LOAN BANK SYSTEM

   The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks ("FHLB's") subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB's provide a central credit facility primarily for member institutions. As a member of the FHLB of New York, the Bank is required to acquire and hold shares of capital stock in the FHLB of New York in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of New York, whichever is greater. Elmira Savings & Loan was in compliance with this requirement with an investment in FHLB of New York stock at June 30, 1996, of $1,103,800. The FHLB of New York serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of New York. Long-term advances may only be made for the purpose of providing funds for residential housing finance. As of June 30, 1996, Elmira Savings & Loan had advances of $17.6 million outstanding from the FHLB of New York. See "Business of the Bank -- Sources of Funds -- Borrowings."

   LIQUIDITY REQUIREMENTS. As a member of the FHLB System, the Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. Member institutions have also been required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of their net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity and short term liquidity ratios of the Bank for June 1996 were 5.48% and 2.88%, respectively.

QUALIFIED THRIFT LENDER TEST

   The Bank is currently subject to OTS regulations which use the concept of a qualified thrift lender ("QTL") to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. To qualify as a QTL, a savings association must maintain at least 65% of its "portfolio" assets in qualified thrift investments. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified thrift investments consist of: (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing; (ii) property used by the savings association in the conduct of its business; and (iii) stock in a Federal Home Loan Bank or the Federal National Mortgage Association or the FHLMC. Qualified thrift investments may also include liquidity investments and 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions. To qualify as a QTL, a savings association must maintain its status as a QTL on a monthly basis in nine out of every 12 months. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 1996, approximately 85.7% of the Bank's assets were invested in qualified thrift investments.

LENDING LIMITS

   The aggregate amount of loans which a federally chartered savings association may make on the security of liens on non-residential real property may not exceed 400% of the institution's capital. The Director of the OTS may, however, permit savings associations to exceed the 400% of capital limit in certain circumstances.

   Under regulations of the OTS, loans and extensions of credit to a person outstanding at one time generally may not exceed 15% of the unimpaired capital, surplus and the loan loss allowance of the Bank. As of June 30, 1996, the Bank was permitted to lend approximately $1.9 million to one borrower under this standard. Loans and extensions of credit fully secured by readily marketable collateral (as defined) may comprise an additional 10% of unimpaired capital and
surplus.   As of June 30, 1996, the largest amount outstanding to any one borrower of the Bank was $1.4 million, which was below the current limit.

REGULATORY CAPITAL REQUIREMENTS

   Under the OTS's regulatory capital requirements, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8% of risk-weighted assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See "--Prompt Corrective Regulatory Action."

   For purposes of the OTS regulation, core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital. At June 30, 1996, the Bank had $497,165 of investments in or extensions of credit to a subsidiary engaged in activities not permitted to national banks.

   Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of subsidiaries in which the savings association holds a minority interest and which are not engaged in activities for which the capital rules require the savings association to net its debt and equity investments in such subsidiaries against capital as well as a pro rated portion of the assets of other subsidiaries for which netting is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At June 30, 1996, the Bank's adjusted total assets for the purposes of the core and tangible capital requirements were approximately $139.7 million.

   In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by an increasing percentage of the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of June 30, 1996, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require phased-in deductions from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equals the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight.

     The table below presents the Bank's capital position relative to its various minimum statutory and regulatory capital requirements at June 30, 1996.

                                    At June 30, 1996
                                   -------------------
                                             Percent
                                                of
                                   Amount   Assets (1)
                                   -------  ----------
                                 (Dollars in thousands)

Tangible Capital.................  $12,228     8.75%
Tangible Capital Requirement.....    2,096     1.50
                                   -------     -----
Excess...........................  $10,132     7.25%
                                   =======     =====

Tier 1/Core Capital..............   12,228     8.75%
Tier 1/Core Capital Requirement..    4,191     3.00
                                   -------     -----
Excess...........................  $ 8,037     5.75%
                                   =======     =====

Risk-Based Capital...............   13,381     14.55%
Risk-Based Capital Requirement...    7,355      8.00
                                   -------      -----
Excess...........................  $ 6,026      6.55%
                                   =======      =====

- --------------------

(1) Based upon tangible assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

     The Director of OTS must restrict the asset growth of savings associations not in regulatory capital compliance, subject to a limited exception for growth not exceeding interest credited. In addition, savings associations not in full compliance with capital standards then applicable would be subject to a capital directive which may include such restrictions, including restrictions on the payment of dividends and on compensation, as deemed appropriate by the Director of OTS. Institutions not in capital compliance must, within 60 days thereafter, submit a capital plan to the OTS District Director for approval explaining in detail its proposed strategies for raising capital and for accomplishing its overall objective, and the institution may concurrently apply for an exemption from a capital directive. The Director of OTS is directed to treat as an unsafe and unsound practice any material failure by a savings association to comply with a capital plan or capital directive. The sanctions and penalties that could be imposed range from restrictions on branching or on the activities of the institution, to restrictions on the ability to obtain FHLB advances, to termination of insurance of accounts following appropriate proceedings, to the appointment of a conservator or receiver. A savings association not in full compliance with the capital standards may apply for a limited exemption from sanctions. If the exemption is granted, the savings association would still remain subject to restrictions on growth.

     OTS staff policies specify that savings associations failing any one of their minimum regulatory capital requirements may not increase their total assets during any quarter in excess of an amount equal to net interest credited during the quarter. Under these policies, associations that have submitted capital plans that are rejected by the District Director or that have had capital plans approved but do not meet the targets or requirements of the capital plan may not make any new loans or investments except with the prior written approval of the District Director. Such approval will only be granted when the proposed loan or investment is reasonable in the context of the association's operations and does not significantly increase the risk profile of the savings association.

     In addition to requiring generally applicable capital standards for savings associations, the Director of OTS is authorized to establish the minimum level of capital for a savings association at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such association in light of the particular circumstances of the association. The Director of OTS may treat the failure of any savings association to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings association which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     The OTS's risk-based capital requirements require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, that is deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. The Bank has determined that, on the basis of current financial data, it will not be deemed to have more than normal level of interest rate risk under the new rule and believes that it will not be required to increase its total capital as a result of the rule.

     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized. If a savings association is in compliance with an approved capital plan on the date of enactment of FDICIA, however, it will not be required to submit a capital restoration plan if it is undercapitalized or become subject to the statutory prompt corrective action provisions applicable to significantly and critically undercapitalized institutions prior to July 1, 1994.

     Under implementing regulations, the federal banking regulators, including the OTS, generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has:
(i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings association has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings association that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings association is defined as a savings association that has a ratio of core capital to total assets of less than 2.0%. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. The Bank is classified as "well capitalized" under these regulations.

DEPOSIT INSURANCE

     The Bank is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

     Under the FDIC's risk-based assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A will consist of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate ranges from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C.

     SAIF members are generally prohibited from converting to the status of members of the Bank Insurance Fund ("BIF") administered by the FDIC or merging with or transferring assets to a BIF member before the date on which the SAIF meets or exceeds the designated reserve ratio of 1.25% of insured deposits . The FDIC, however, may approve such a transaction in the case of a SAIF member in default or if the transaction involves an insubstantial portion of the deposits of each participant. In addition, mergers, transfers of assets and assumptions of liabilities may be approved by the appropriate bank regulator so long as deposit insurance premiums continue to be paid to the SAIF for deposits attributable to the SAIF members plus an adjustment for the annual rate of growth of deposits in the surviving bank without regard to subsequent acquisitions. Each depository institution participating in a SAIF to BIF conversion transaction is required to pay an exit fee to SAIF and an entrance fee to BIF. A savings association may adopt a commercial bank or savings bank charter if the resulting bank remains an SAIF member.

     For information regarding the disparity between the rates paid by SAIF-insured institutions such as the Bank and BIF-insured institutions, as well as a possible assessment on the Bank in order to remove such disparity, see "Recent Developments -- SAIF Premium Disparity."

FEDERAL RESERVE SYSTEM

     Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $52.0 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1996, the Bank met its reserve requirements.

HOLDING COMPANY REGULATION

     SAVINGS AND LOAN HOLDING COMPANY REGULATION. The Corporation is a savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Corporation is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Corporation and affiliates thereof.

     The Home Owners' Loan Act generally prohibits a savings and loan holding company, without prior approval of the Director of OTS, from (i) acquiring control of any other savings institution or savings and loan holding company or controlling the assets thereof or (ii) acquiring more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an under-capitalized savings association pursuant to a "qualified stock issuance" without that savings association being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings institution holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings institution holding company and the issuing savings institution and transactions between the savings institution and the savings institution holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings institution holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings institution holding company.

     OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless
(i) the federal association qualifies as a "domestic building and loan association" under (S)7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

     The Bank Holding Company Act of 1956 authorizes the Federal Reserve Board to approve an application by a bank holding company to acquire control of any savings association or holding company thereof. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings association is a permissible activity for bank holding companies, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. In approving such an application, the Federal Reserve Board may not impose any restriction on transactions between the savings association and its holding company affiliates except as required by Sections 23A and 23B of the Federal Reserve Act.

     A bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings association plus an annual deposit growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act.

     Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

     Savings associations are also subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or greater than 10% stockholder of a savings association and certain affiliated interests of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval if required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to
Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Savings associations are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. (S) 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     The Board of Directors of the Corporation presently intends to operate the Corporation as a unitary savings institution holding company. There are generally no restrictions on the activities of a unitary savings institution holding company. However, if the director of OTS determines that there is reasonable cause to believe that the continuation by a savings institution holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institution, the Director of OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates, and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies. See "Regulation -- Qualified Thrift Lender Test."

     If the Corporation were to acquire control of another savings institution, other than through merger or other business combination with Elmira Savings & Loan, the Corporation would thereupon become a multiple savings institution holding company. Except where such acquisition is pursuant to the authority to approve emergency acquisitions and where each subsidiary savings institution meets the Qualified Thrift Lender test, the activities of the Corporation and any of its subsidiaries (other than Elmira Savings & Loan or other subsidiary savings institutions) would thereafter be subject to further restrictions. The Home Owners' Loan Act provides that, among other things, no multiple savings institution holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings institution holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, or (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust,
(vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

     The Director of OTS may also approve acquisitions resulting in the formation of a multiple savings institution holding company which controls savings institutions in more than one state, if (i) the multiple savings institution holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; [(ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act;] or (iii) the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings institution holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the Director of OTS may approve an acquisition resulting in a multiple savings institution holding company controlling savings institutions in more than one state in the case of certain emergency acquisitions.

TAXATION

     FEDERAL INCOME TAXATION. The Corporation and its subsidiaries file a consolidated federal income tax return based on a fiscal year ending June 30. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

     Savings institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. However, institutions such as Elmira Savings & Loan which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and "nonqualifying loans," which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon (a) actual loss experience (the "experience method") or (b) a percentage (8%) of taxable income before such deduction.

     The Bank has historically elected to use the percentage of taxable income method. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans is computed as a percentage, which Congress has reduced from as much as 60% in prior years to 8% of taxable income, with certain adjustments, effective for taxable years beginning after 1986. The allowable deduction under the percentage of taxable income method (the "percentage bad debt deduction") for taxable years beginning before 1987 was scaled downward in the event that less than 82% of the total dollar amount of the assets of an association qualified within certain designated categories. When the percentage method bad debt deduction was lowered to 8%, the 82% qualifying assets requirement was lowered to 60%. For all taxable years, there is no deduction in the event that less than 60% of the total dollar amount of the assets of an association falls within such categories.

     Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction were not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     Legislation recently signed by the President repealed the percentage of taxable income method of calculating the bad debt reserve. Savings associations, like the Bank, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans. The Bank has provided deferred taxes on its post-1987 additions to its bad debt reserves and, as a result, the recapture provisions will have no effect on the Bank's results of operations.

     Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, will be treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

     For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI exceeds an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years including 1987 through 1989, 50% of the excess of (i) the taxpayer's pre-tax adjusted net book income over (ii) AMTI (determined without regard to this latter preference and prior to reduction by net operating losses). For taxable years beginning after 1989, this latter preference has been replaced by 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). For any taxable year beginning after 1986, net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum taxes may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1992, corporations, including savings institutions, are also subject to an environmental tax equal to 0.12% of the excess of AMTI for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

     The Bank's federal income tax returns were last audited in 1975.

     The Bank is subject to the New York State franchise tax on banking corporations. The New York State tax on banking corporations is imposed in an annual amount of the greater (i) 9% of the Bank's "Entire Net Income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. In addition, the Corporation is subject to a 7.5% surtax on the
greater of (i) or (ii).   The applicable alternative minimum tax is generally
the greater of (i) a percentage (0.01%, 0.004% or 0.002%, depending upon the nature and mix of the Bank's assets and on the ratio of its net worth to the value of its assets) of the value of the Bank's assets allocable to New York State with certain modifications, (ii) 3 1/2% of the Bank's "Alternative Entire Net Income" allocable to New York State or (iii) $325.00.

     For purposes of the New York State tax on banking corporations, "Entire Net Income" is similar to federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward), and "Alternative Entire Net Income" is similar to "Entire Net Income," subject to certain further modifications.

     The Bank and its subsidiaries file separate New York State franchise tax returns. The Bank's state tax returns were last audited in February 1994.

ITEM 2.  PROPERTIES
- -------------------

     The Bank opened its office at 300 West Water Street in Elmira in 1955. During the 1995 fiscal year, the Bank completed an expansion and complete renovation of the office facility. As a result, an additional 7,600 square feet was added, bringing the total size of the facility to 13,500 square feet. At June 30, 1996, the Bank's total investment in this property was $2.9 million and the net book value was $2.7 million. The Bank's mortgage banking subsidiary's office in Ithaca totalled approximately 1,000 square feet and had a net book value of furniture, fixtures and equipment (including leasehold improvements) of approximately $8,900 at June 30, 1996.

     At June 30, 1996, the net book value of the Bank's furniture, fixtures and equipment (including leasehold improvements) was approximately $367,000.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

     Although the Bank is, from time to time, involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which the Corporation, the Bank or its subsidiary is a party, or to which any of their property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- --------------------------------------------------------------------------
         MATTERS
         -------

     The information contained under the section "Market Price and Dividend Information" in the Annual Report is incorporated herein by reference.

     Since the Corporation has no significant source of income other than dividends from the Bank, the payment of dividends by the Corporation is dependent upon receipt of dividends from the Bank. Payment of cash dividends by the Bank is limited by certain federal regulations under which the Bank may not declare or pay a cash dividend on or repurchase any of its common stock if the effect thereof would cause its regulatory capital to be reduced below (1) the amount required for the liquidation account established in connection with the Bank's conversion to stock form or (2) the regulatory capital requirements imposed by the OTS. In certain circumstances earnings appropriated to bad debt reserves and deducted for federal income tax purposes may not be available to pay cash dividends without the payment of federal income taxes by the Bank on the amount of such earnings removed from the reserves for such purposes at the then current income tax rate.

     Federal regulations impose certain additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by Elmira Savings & Loan. Under such regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of (i) 75% of its net income for the previous four quarters; or
(ii) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its total capital to assets ratio exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. A savings association with total capital in excess of the fully phased-in current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of between 25% and 75% of its net income for the previous four quarters, less dividends already paid for such period depending on the savings association's level of risk-based capital.] A savings association that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. At June 30, 1996, the Bank was a Tier 1 Association.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

     The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

     The financial statements contained in the Annual Report which are listed under Item 14 herein are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" and "Beneficial Ownership Reports" in the Corporation's definitive proxy statement for the Corporation's 1996 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     For certain information regarding the executive officers of the Corporation, see "Item 1. Business --Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT
- -------------------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners

         The information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

     (b) Security Ownership of Management

         Information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

     (c) Changes in Control

         Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change of control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" of the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------

     (a)(1) The Consolidated Financial Statements and Independent Auditors' Report included in the Annual Report, listed below, are incorporated herein by reference.

     1.   Report of Independent Certified Public Accountants
     2.   Consolidated  Balance Sheets as of June 30, 1996 and 1995
     3. Consolidated Statements of Income for the Years Ended June 30, 1996, 1995 and 1994
     4. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended June 30, 1996, 1995 and 1994
     5. Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994
     6.   Notes to Consolidated Financial Statements

     (a)(2) All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

     (a)(3) The following exhibits are either filed or attached as part of this report or are incorporated herein by reference.

     Exhibit No. 3(i)    Certificate of Incorporation of ES&L Bancorp, Inc. *
     Exhibit No. 3(ii)   Bylaws of ES&L Bancorp, Inc. *
     Exhibit No. 10(i)   Employment Agreements between the Bank and William A.
                         McKenzie and J. Michael Ervin, as amended **
     Exhibit No. 10(ii)  Stock Option Plan *
     Exhibit No. 13      1996 Annual Report to Stockholders

     The 1996 Annual Report to Stockholders is included as an exhibit to this Report. Except for those portions of the 1996 Annual Report to Stockholders which have been expressly incorporated by reference into this Annual Report Form 10-K, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Form 10-K.

     Exhibit No. 21  Subsidiaries of the Registrant

     Exhibit No. 23  Consent of Independent Accountants

     Exhibit No. 27  Financial Data Schedule

     (b) No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.
     (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.
     (d)  None.

_____________________________________________

* Incorporated by reference to registrant's Form S-1 Registration Statement (File No. 33-33998) declared effective by the Securities and Exchange Commission on July 13, 1990.

** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ES&L BANCORP, INC.



Date: September 25, 1996         By: /s/ William A. McKenzie
                              ------------------------------
                                    William A. McKenzie
                                    President and Chief Executive
                                    Officer
                                    (Duly Authorized Representative)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ William A. McKenzie              Date:  September 25, 1996
   -----------------------------
   William A. McKenzie
   Principal Executive Officer and
   Director


By:/s/ J. Michael Ervin                 Date:  September 25, 1996
   -----------------------------
   J. Michael Ervin
   Principal Financial and Accounting
   Officer


By:/s/ Robert E. Butler                 Date:  September 25, 1996
   -----------------------------
   Robert E. Butler
   Director


By:/s/ John F. Cadwallader              Date:  September 25, 1996
   -----------------------------
   John F. Cadwallader
   Director


By:/s/ L. Edward Considine              Date:  September 25, 1996
   -----------------------------
   L. Edward Considine
   Director


By:/s/ Dr. Adrian P. Hulsebosch         Date:  September 25, 1996
   -----------------------------
   Dr. Adrian P. Hulsebosch
   Director

By:/s/ Jack H. Mikkelsen                Date:  September 25, 1996
   -----------------------------------
   Jack H. Mikkelsen
   Director


By:/s/ Frederick J. Molter              Date:  September 25, 1996
   -----------------------------------
   Frederick J. Molter
   Director


By:/s/ Paul Morss                       Date:  September 25, 1996
   -----------------------------------
   Paul Morss
   Director


By:/s/ Gerald F. Schichtel              Date:  September 25, 1996
   -----------------------------------
   Gerald F. Schichtel
   Director