Form 10-Q
period 1996-09-30
ES&L BANCORP INC
filed 1996-11-14
CIK 861995

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

     APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer's classes of common
stock, as of the latest practicable date.   846,146

                ES&L BANCORP, INC. AND SUBSIDIARIES
                       September 30, 1996


                          Index                              Page


Part I -  Financial Information

Item 1 -  Financial Statements:

          Consolidated Statements of Financial                 1
          Condition as of September 30, 1996
          (Unaudited) and June 30, 1996

          Consolidated Statements of Income                    2
          (Unaudited) for the three months ended
          September 30, 1996 and 1995

          Consolidated Statements of Cash Flows                3
          (Unaudited) for the three months ended
          September 30, 1996 and 1995

          Notes to Consolidated Financial Statements           4

Item 2 -  Management's Discussion and Analysis of              5
          Financial Condition and Results of Operations

          Non-Performing Loans at Sept. 30, 1996 and
          June 30, 1996

          Risk-Based Capital Information at Sept. 30,
          1996 and June 30, 1996

Part II - Other Information

Signatures













E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     9/30/1996     6/30/1996
                                     (Unaudited)   (Audited)

ASSETS

Cash and Cash Equivalent                   $170,617    $1,373,763
Investment Securities Held for Sale        $ 49,121      $ 48,508
Investment Securities,
Approximate market value of $4,352,752
and $2,993,573 at 09/30/96
and 6/30/96, respectively                 4,353,504    $3,030,521
Mortgage-Backed Securities Held for Sal   1,724,398    $1,874,951
Mortgage-Backed Securities,
Approximate market value of $194,628       $194,628       194,628
at 09/30/96 and 6/30/96, respectively
Mortgage Loans Held For Sale             $4,689,708    $5,457,831
Loans Receivable, Net                  $125,098,974  $121,636,011
Federal Home Loan Bank Stock, at cost    $1,103,800    $1,103,800
Foreclosed Real Estate-Real Estate Ownd    $ 72,968      $ 90,815
Investment In Joint Venture:
   Acquisition, Development
   & Construction Project                  $511,045      $497,165
   Mortgage Banking Partnership            $171,699      $170,065
Property and Equipment, Net              $3,087,819    $3,121,713
Accrued Interest Receivable                $850,461      $793,940
Other Receivables                           $22,648       $28,217
Other Assets                               $675,566      $716,590
                                     ----------------------------
          Total Assets                 $142,776,956  $140,138,518
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Liabilities:
Deposits                               $106,879,976  $106,652,829
Advances -Federal Home Loan Bank
of N.Y.                                 $19,463,376   $17,615,560
Other Borrowings                               $0              $0
Accrued Interest Payable:
      Deposits                              $44,398      $ 29,125
    Borrowings                              $70,255       $73,029
Advances From Borrowers For
              Taxes and Insurance        $2,275,154    $2,286,398
Other Liabilities                          $843,347      $569,432
                                       ------------   -----------
          Total Liabilities            $129,576,506  $127,226,373
Stockholders' Equity:
Serial Preferred Stock, 500,000
  Shares Authorized; None Issued              -0-            -0-

Common Stock, $.01 Par Value;
  3,000,000 Shares Authorized,
  851,904 and 850,404 Shares Issued          $8,519        $8,504
Additional Paid-In-Capital               $2,585,238    $2,577,253
Retained Earnings - Substantially
           Restricted                   $10,614,132   $10,334,941
Net Unrealized Gain/(Loss) on
  Investments Held for Sale                 $39,002       $37,888
Treasury Stock (5,016 shares), at cost    ($46,441)     ($46,441)
                                       -------------- -----------
Total Stockholders' Equity              $13,200,450   $12,912,145
                                    --------------- -------------
Total Liabilities
& Stockholders' Equity                 $142,776,956  $140,138,518
                                     ============================
Shares Outstanding                          846,888       845,388





E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                       THREE MONTHS ENDED
                       SEPT. 30,
                       1996        1995
                    (Unaudited) (Unaudited)
Interest Income:

   Loans                  2,800,742  2,662,574
   Investment Securities     85,021     90,565
   Mortgage-Backed
     Securities              39,115     53,119
Interest-Earning Deposits
& Other                       2,080      3,851
                        ------------ ---------
       Total Interest     2,926,958  2,810,109
Interest Expense:
   Deposits               1,282,370  1,283,684
   Borrowings               264,053    282,669
                     --------------------------
        Total Interest    1,546,423  1,566,353
                     --------------------------
Net Interest Income       1,380,535  1,243,756
Provision For Loan Losses         0         0
                      -------------------------
Net Interest Income
After Provision           1,380,535  1,243,756

Other Income:
Service Fees &
Other Charges                 31,464    29,023
Gain on the Sale
of Mortgages                  95,398    40,391
Income From Loan Servicing    85,370    74,155
Other Operating Income        96,516    31,277
Income from Joint Venture     12,000       889
Profit on Sale-Investments        0          0
                           ---------------------
         Total Other         320,748   174,846
Other Expenses:
Employee Compensation
& Benefits                   480,754   427,892
Office Occupancy/Equipment   116,082   132,406
FDIC Premium                 729,211    67,702
Other                        157,188    96,049
                    ----------------------------
          Total Other      1,483,235   724,049
                    ----------------------------
Income Before Taxes         218,048    694,553
Income Taxes               (206,518)   273,390
                    ----------------------------
Income before
Cumulative Effect           424,566    421,163
Cumulative Effect
on prior years of change
 in accounting principle          0         0
                        -------------------------
NET INCOME            $     424,566    421,163
                         ========================
Earnings Per Share:
Income before
Cumulative Effect   $          0.50      0.50
Cumulative Effect              0.00      0.00
                 ----------------------------------

Total                 $        0.50      0.50
                 ===================================
Dividend Per Common Share      0.17      0.11
                 ===================================
Average Common
Shares Outstanding          846,154   834,214



E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30,



                                 1996               1995
                                 (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                   $      424,566       $     421,163
Adjustments To
Reconcile Net Income To Net
Cash Provided From
Operating Activities:
     Depreciation                    44,703              46,409
   Net Amortization Of
   Premiums & Discounts                (880)              7,341
   Deferred Loan Origination Fees   (13,255)            (15,475)
  (Income)/Loss From Joint Ventures (12,000)                  0
Changes in Certain Assets
and Liabilities:
Mortgage Loans Held For Sale     (3,462,963)             38,933
Accrued Interest Receivable         (56,251)           (136,736)
Other Receivables                     5,569              28,775
Other Assets                         41,024             140,368
Accrued Interest Payable             12,499              17,627
Advances From Borrowers For
  Taxes and Insurance               (11,244)            (80,361)
Other Liabilities                   273,915             362,385
                               --------------     --------------
Net Cash (Used For) Provided
From Operating Activities   $    (2,754,317)     $      830,429

CASH FLOWS FROM INVESTMENT ACTIVITIES:

 Net Other Increase In
Loans Receivable                    794,223           1,644,998
Investment In Joint Ventures        (15,514)           (222,243)
Proceeds From Sale of
Foreclosed Real Estat                17,847             162,500
Purchase of FHLB Stock                    0                   0
Proceeds From Maturities
of Investments                        2,897               6,187
Purchase of Investment Securities(1,325,000)                  0
Proceeds From Sale of
Securities Available For Sale             0                   0
Change in Mark to
Market Adjustment Items              (1,856)                  0
Principal Repayments On
Mortgage-Backed Securities          151,796             146,110
Purchases Of Property &
Equipment, Net                      (10,809)            (89,172)
                              --------------      --------------
Net Cash Provided From
(Used For) Investing Activities $  (386,416)      $    1,648,380


CASH FLOWS FROM FINANCING ACTIVITIES:
Interest Credited To
Dep. Accts., Excl. Escrow Accts.  1,281,621            1,268,046
Net Other (Decrease)
Increase in Deposits             (1,054,474)              54,267
Payments On Advances
From Federal Home Loan Bank     (20,152,184)         (28,952,052)
Proceeds From Advances
From Federal Home Loan Bank      22,000,000           24,600,000
Proceeds From Exercise
of Stock Options                      8,000               48,352
Dividends Paid on Common Stock     (145,376)             (94,155)
                             --------------      --------------
Net Cash (Used For)
Provided From Financing     $     1,937,587           (3,075,542)

Net Increase (Decrease)
In Cash Equivalents              (1,203,146)            (596,733)
Cash and Cash Equivalents
At Beginning Of Period            1,373,763             1,289,525
                              --------------      --------------
Cash and Cash Equivalents
At End of Period            $       170,617         $     692,792


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

     The consolidated financial statements for the three months ending September 30, 1996 and 1995 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition and results of operations and changes in cash flows in conformity with generally accepted accounting principles, but reflect, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results for the three months ending September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1997.

2.  Net Income Per Common Share:

     Net income per common share is based on the weighted average total shares outstanding during the respective periods. Weighted average total shares outstanding for the periods included herein are as follows:

                            Sept. 30, 1996     Sept. 30, 1995

   Three Months Ended         846,888            845,388


     The average total shares outstanding for the three months ending September 30, 1995 have been adjusted to reflect the Corporation's 3 for 2 stock split, effective August 23, 1996.

                       MANAGEMENT DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

  ES&L Bancorp, Inc., (the "Corporation") is a Delaware
Corporation whose primary asset is the stock of Elmira Savings &
Loan, F.A.(the "Bank"). The Bank, a federally chartered savings association,founded in 1888, operates through one office located in Elmira, New York.

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

FINANCIAL CONDITION:

     The Corporation's total assets were $142,776,956 at September 30, 1996, an increase of $2,638,438, or 1.88% since the July 1, 1996 beginning of the 1997 fiscal year. The increase is mostly reflected by a $3,462,963, or 2.85%, increase in net loans receivable. Net loans receivable were $121,636,011 and $125,098,974 at July 1, 1996 and September 30, 1996,
respectively. This increase was substantially funded by a $1,203,146 decrease in cash and cash equivalents and a $1,847,816 increase in advances from the Federal Home Loan Bank. Total shareholders' equity increased from $12,912,145 at July 1, 1996 to $13,200,450 at September 30, 1996.

RESULTS OF OPERATIONS:  QUARTER ENDING SEPTEMBER 30, 1996
AND SEPTEMBER 30, 1995.

     Net interest income for the quarter ending September 30, 1996 was $1,380,535, an increase of $136,779, or 11.00%, compared to $1,243,756 recorded during the quarter ending September 30, 1995.

     The Corporation earned interest income totalling $2,926,958 during the September 1996 quarter. This represents an increase of $116,849, or 4.16%, over the $2,810,109 earned in the comparative quarter. The majority of the Corporation's interest income is earned on its loan portfolio. The average balance of this portfolio was $130.2 million during the September 1996 quarter, compared to $123.7 million during the September 1995 quarter. This volume increase was largely responsible for an overall increase in interest income earned on the portfolio during the current quarter. For the three months ending September 30, 1996 interest earned from the loan portfolio totalled $2,800,742, an increase of $138,168, or 5.19%, compared to $2,662,574 earned during the same quarter a year ago. The average balance of the Corporation's mortgage backed securities portfolio decreased to $2.2 million during the September 1996 quarter compared to $2.7 million a year ago, while the yield has decreased from 7.89% to 7.08%. This decrease in both the average balance and average yield prompted a $14,004 reduction in interest income earned from the portfolio to $39,115 for the quarter ending September 30, 1996.

     Interest paid by the Corporation for deposits and borrowings decreased by $19,930, or 1.27%, to $1,546,423 for the quarter ending September 30, 1996, compared to $1,566,353 for the quarter ending September 30, 1995. Despite an increase in the average balance of deposits outstanding, from $105.5 million for the quarter ending September 30, 1995 to $109.5 million for the quarter ending September 30, 1996, interest expense paid to depositors decreased slightly to $1,282,370 for the current quarter, compared to $1,283,684 for the same quarter a year ago. The small decrease, despite the increase in deposit balances, results from an 18 basis point decline in the average cost of deposits, from 4.87% to 4.69% for the quarters ending September 30, 1995 and 1996, respectively. A 35 basis point reduction in the average cost of the Corporation's Federal Home Loan Bank advances also prompted a reduction in interest expense. For the quarter ending September 30, 1996, interest paid on the borrowings totalled $264,053, a decrease of $18,616, or 6.59%, compared $282,669 the year earlier. During the two comparative quarters, the average balance of advances outstanding were nearly equal, with $18.8 million (costing 5.62%) outstanding at September 30, 1996 and 19.0 million (costing 5.97%) outstanding for the quarter ending September 30, 1995.

     Other income earned by the Corporation increased by $145,902, or 83.45%, to $320,748 for the quarter ending September 30, 1996, compared to $174,846 during the comparable period. Gains on the sale of mortgages increased by $55,007 to $95,398 for the current quarter, compared to $40,391 for the same quarter a year ago. The current period income includes $68,300 which was generated as a result of an accounting change mandated by the Financial Accounting Standards Board in recognition of mortgage servicing rights of loans sold by the Corporation. The accounting change (FASB 122) became effective for the Corporation at the beginning of its 1997 fiscal year, and therefore no comparable income is included during the September 1995 quarter. Income from loan servicing was $85,370 for the quarter ending September 30, 1996, an increase of $11,215, or 15.12%, over the $74,155 recorded during the comparable quarter. The average balance of mortgages serviced by the Corporation, for which it was paid a servicing fee, was higher during the September 1996 quarter than during the comparable quarter. Income from the Corporation's unconsolidated land development joint venture totalled $12,000 during the three months ended September 30, 1996. No income was earned from the operation during the comparable 1995 period. Income from this joint venture is earned as lot sales occur from real property owned by the partnership. No lot sales occurred during the September 1995 quarter. The Corporation's other operating income increased by $66,128 to $96,516 during the September 1996 quarter, compared to $30,388 during the same quarter a year ago. The increase results primarily from two items: $27,842 earned by the Corporation's mortgage banking subsidiary, ES&L Mortgage Corporation, and a $35,000 settlement of a deficiency judgment the Corporation had obtained in a foreclosure action dating back to 1989.

     Total other expenses of the Corporation incurred during the September 1996 quarter were $1,483,235, more than double the $724,049 incurred during the comparable September 1995 quarter. The majority of the overall increase results from a one time federal deposit insurance special assessment, as part of the enactment of federal legislation to recapitalize the Savings Association Insurance Fund. The assessment was charged to all those institutions, including Elmira Savings & Loan, F.A., whose deposits are insured by this Fund. During the September 1996 quarter the Bank recorded expenses totalling $729,211 related to federal deposit insurance expense. This expense exceeded the comparable September 1995 quarter by $661,509, of which $657,000 was directly related to the special assessment. As part of the legislation, the Bank's future insurance premiums will be reduced from $0.230 per hundred of deposits to $0.064 per hundred. Management expects the reduction in future premiums to allow it to recapture the one time assessment over the next several years, but more importantly, to reduce its deposit insurance costs to a level more in line with its competitors, the majority of whose deposits are insured by the Bank Insurance Fund (BIF). Presently
BIF charges it members virtually no premium.   Employee
compensation and benefit expense was $480,754, for the quarter ending September 30, 1996, an increase of $52,862, or 12.35%, over the $427,892 recorded during the comparable quarter. The majority of the increase results from normal salary adjustments, in addition to increased benefit expenses, some of which are directly related to salary levels. The Corporation's office occupancy and equipment expense decreased by $16,324 to $116,082 for the quarter ending September 30, 1996, compared to $132,406 for the comparable 1995 period. The decrease is a result of a

$15,800 reduction in service fees incurred by the Corporation. Other expenses incurred by the Corporation during the September 1996 quarter totalled $157,188, an increase of $61,139, or 63.65%, compared to $96,049 during the comparable 1995 quarter. The majority of the increase, approximately $41,000, is directly related to increased expenses related to mortgage banking operations, including approximately $16,500 related to the purchase of loans originated by PACE Funding, ES&L Mortgage Corporation's unconsolidated mortgage banking partnership.

     The Corporation's income tax benefit for the quarter ending September 30, 1996 was $206,518 compared to an income tax provision of $273,390 for the quarter ending September 30, 1995. The Corporation's income tax provision for the quarter ending September 30, 1996 differs from the anticipated tax calculated at the statutory rate due to an adjustment which resulted from management's performance of an extensive study of all income tax liabilities. This analysis resulted in a change in the Corporation's estimated income tax liability. Accordingly, the liability was reduced by approximately $270,000, resulting in an income tax benefit of a similar amount. This change in estimate explains $270,000 of the difference between the income tax benefit of $206,518 for the quarter ending September 30, 1996 and the income tax provision for the quarter ending September 30, 1995. Additionally, certain tax credits for the quarter ending September 30, 1996 exceeded tax credits for the quarter ending September 30, 1995 by approximately $15,000, thereby reducing the 1996 provision by a similar amount. The remaining difference of approximately $195,000 is essentially the result of a decrease in income before taxes of $476,505 for the quarter ending September 30, 1996.

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

    The following table sets forth information with respect to the Association's non-performing assets at June 30, 1996 and September 30, 1996, respectively:

                             09-30-96             06-30-96
Loans accounted for on a
non-accrual basis:
      Real Estate:
        Residential           170,066.95          176,550.48
        Commercial                  0.00                0.00
        Consumer/Home Equity   47,008.16           46,103.24
      Commercial(Non-Mortgage)      0.00                0.00
      Education                     0.00                0.00
      Consumer                      0.00                0.00
      Other                         0.00                0.00
            Total             217,075.11          222,653.72


Accuring  loans which are
contractually past due
90 days or more:
      Real Estate:
        Residential           115,407.24           70,368.27
        Commercial                  0.00                0.00
        Consumer/Home Equity        0.00                0.00
      Commercial (Non-Mortgage)     0.00                0.00
      Education                     0.00                0.00
      Consumer                  9,961.83            9,862.24
      Other                         0.00                0.00
            Total             125,369.17           80,230.51

      Total of non-accrual &
      90 days past due loans  342,444.28          302,884.23

    Percentage of total loans      0.26%                 .24%

    Other non-performing
    assets                     72,967.95           90,815.36


ELMIRA SAVINGS & LOAN, F.A.
RISK BASED CAPITAL CALCULATION



    The table below presents the Association's capital position relative to its various minimum statutory and regulatory requirements at September 30, 1996 and June 30, 1996 respectively:






                     09-30-96                   06-30-96
                               PERCENT                 PERCENT
                                  OF                      OF
                  AMOUNT       ASSETS (1)  AMOUNT      ASSETS (1)
Tangible Capital  11,854,060.92    8.33%   12,228,068.56  8.75%
Tangible Capital
Requirement        2,135,095.12    1.50%    2,095,553.39  1.50%
    Excess         9,718,965,80    6.91%   10,132,515.17  7.25%

Core Capital      11,854,060.92    8.33%   12,228,068.56  8.75%
Core Capital
Requirement        4,270,190.24    3.00%    4,191,106.79  3.00%
    Excess         7,583,870.68    5.33%    8,036,961.17  5.75%

Core and
Supplementary
Capital           13,029,481.61   13.88%   13,380,818.51 14.55%
Current
Risk-Based Capital
 Requirement.      7,509,984.68    8.00%    7,355,357.17  8.00%
    Excess         5,519,496.93    5.88%    6,025,461.34  6.55%

(1) Based upon tangible assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.

                         09-30-96        06-30-96
Tangible Assets -      143,339,674.80    139,703,559.53
Risk Weighted Assets -  93,874,808.45     91,941,964.70

                      ES&L BANCORP, INC.

                           PART II
                       OTHER INFORMATION


Item 1 - Legal Proceedings
       Not Applicable

Item 2 - Changes in Securities
       Not Applicable

Item 3 - Defaults Upon Senior Securities
       Not Applicable

Item 4 - Submission of Matters to a Vote of Security-Holders.
       Not Applicable

Item 5 - Other Information

  On October 15, 1996, the Board of Directors of ES&L Bancorp, Inc. declared a cash dividend of $0.17 per share. The total of dividends to be paid will be $143,845. The dividend will be paid on November 29, 1996 to stockholders of record on November 15, 1996.

Item 6 - Exhibits and Reports on Form 8-K
  Not Applicable

                        SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      ES&L BANCORP, INC.



                      s/William A. McKenzie
                      WILLIAM A. McKENZIE
                      President and Chief Executive Officer
                      (Duly Authorized Officer)


                      s/J. Michael Ervin
                      J. MICHAEL ERVIN
                      Sr. Vice President and Chief
                      Financial Officer
                      (Principal Financial Officer)


Date:  November 14, 1996