Form 10-Q
period 1996-12-31
ES&L BANCORP INC
filed 1997-02-12
CIK 861995

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

     APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer's classes of common
stock, as of the latest practicable date.   845,671

               ES&L BANCORP, INC. AND SUBSIDIARIES
                       December 31, 1996


                          Index                              Page


Part I -  Financial Information

Item 1 -  Financial Statements:

          Consolidated Statements of Financial                 1
          Condition as of December 31, 1996
          (Unaudited) and June 30, 1996

          Consolidated Statements of Income                    2
          (Unaudited) for the three months and six months ended December 31, 1996 and 1995

          Consolidated Statements of Cash Flows                3
          (Unaudited) for the six months ended
          December 31, 1996 and 1995

          Notes to Consolidated Financial Statements           4

Item 2 -  Management's Discussion and Analysis of              5
          Financial Condition and Results of Operations

          Non-Performing Loans at December 31, 1996 and
          June 30, 1996

          Risk-Based Capital Information at December 31,
          1996 and June 30, 1996

Part II - Other Information

Signatures













E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     12/31/1996    6/30/1996
                                     (Unaudited)   (Audited)

ASSETS

Cash and Cash Equivalent                 $1,925,308    $1,373,763
Investment Securities Held for Sale        $ 52,670      $ 48,508
Investment Securities,
Approximate market value of $
and $2,993,573 at 12/31/96
and 6/30/96, respectively                $3,351,447    $3,030,521
Mortgage-Backed Securities Held for Sal  $1,716,067    $1,874,951
Mortgage-Backed Securities,
Approximate market value of $97,314 &
$194,628 at 12/31/96 and 6/30/96,
respectively                               $ 97,314    $  194,628
Mortgage Loans Held For Sale             $5,419,402    $5,457,831
Loans Receivable, Net                  $127,072,315  $121,636,011
Federal Home Loan Bank Stock, at cost    $1,313,100    $1,103,800
Foreclosed Real Estate-Real Estate Ownd    $ 59,000      $ 90,815
Investment In Joint Venture:
   Acquisition, Development
   & Construction Project                  $612,482      $497,165
   Mortgage Banking Partnership            $171,699      $170,065
Property and Equipment, Net              $3,092,956    $3,121,713
Accrued Interest Receivable                $836,947      $793,940
Other Receivables                          $ 19,748       $28,217
Other Assets                               $627,017      $716,590
                                     ----------------------------
          Total Assets                 $146,367,472  $140,138,518
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Liabilities:
Deposits                               $105,117,941  $106,652,829
Advances -Federal Home Loan Bank
of N.Y.                                 $25,011,157   $17,615,560
Other Borrowings                                 $0            $0
Accrued Interest Payable:
      Deposits                              $   808      $ 29,125
    Borrowings                              $72,724      $ 73,029
Advances From Borrowers For
              Taxes and Insurance        $2,442,240    $2,286,398
Other Liabilities                          $173,075      $569,432
                                       ------------   -----------
          Total Liabilities            $132,877,945  $127,226,373
Stockholders' Equity:
Serial Preferred Stock, 500,000
  Shares Authorized; None Issued              -0-            -0-

Common Stock, $.01 Par Value;
  3,000,000 Shares Authorized,
  854,154 and 849,758 Shares Issued          $8,542        $8,498
Additional Paid-In-Capital               $2,593,215    $2,577,253
Retained Earnings - Substantially
           Restricted                   $10,940,599   $10,334,941
Net Unrealized Gain/(Loss) on
  Investments Held for Sale                 $48,342       $37,888
Treasury Stock (8,483 & 5,016 shares
 respectively), at cost                   ($101,171)    ($46,441)
                                       -------------- -----------
Total Stockholders' Equity              $13,489,527   $12,912,145
                                    --------------- -------------
Total Liabilities
& Stockholders' Equity                 $146,367,472  $140,138,518
                                     ============================
Shares Outstanding                          845,671       844,388




E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                          (Unaudited)             (Unaudited
                          THREE MONTHS ENDED    SIX MONTHS ENDED
                          DECEMBER 31,          DECEMBER 31,
                          1996      1995        1996      1995

Interest Income:

   Loans                   2,856,434  2,715,428  5,657,176 5,378,002
   Investment Securities      83,643     80,458    168,664   171,023
   Mortgage-Backed
     Securities               31,207     49,510     70,322   102,629
Interest-Earning Deposits
& Other                        2,833      3,555      4,913     7,406
                        ------------  ---------  --------- ---------
       Total Interest      2,974,117  2,848,951  5,901,075 5,659,060

Interest Expense:
   Deposits                1,284,405  1,303,030  2,566,775 2,586,714
   Borrowings                321,539    257,459    585,592   540,128
                        --------------------------------------------
        Total Interest     1,605,904  1,560,489  3,152,367 3,126,842

                        --------------------------------------------
Net Interest Income        1,368,173  1,288,462  2,748,708 2,532,218
Provision For Loan Loss            0         0           0         0
                         -------------------------------------------
Net Interest Income
After Provision            1,368,173  1,288,462  2,748,708 2,532,218


Other Income:
Service Fees &
Other Charges                 34,281    30,812      65,745    59,835
Gain on the Sale
of Mortgages                  83,345    18,471     178,743    58,862
Income From Loan Servicing    92,014    78,897     177,384   153,052
Other Operating Income        49,343    24,873     145,859    57,150
Income from Joint Venture     10,000         0      22,000         0
Profit on Sale-Investments         0         0           0         0
                           ------------------------------------------
         Total Other         268,983   153,053     589,731   327,899

Other Expenses:
Employee Compensation
& Benefits                   488,091   455,872     968,845   883,764
Office Occupancy/Equipment   142,745   125,990     258,827   258,396
FDIC Premium                  58,272    69,604     787,483   137,306
Other                        186,081    97,213     343,269   193,262
                           -----------------------------------------
          Total Other        875,189   748,679   2,358,424 1,472,728
                           -----------------------------------------
Income Before Taxes         761,967    693,836     980,015 1,387,389
Income Taxes               (291,273)  (278,390)   ( 84,755) (551,780)
                           ------------------------------------------
Income before
Cumulative Effect           470,694    414,446     895,260   835,609
Cumulative Effect
on prior years of change
 in accounting principle           0         0            0         0
                            -----------------------------------------
NET INCOME            $     470,694    414,446      895,260   835,609
                            =========================================
Earnings Per Share:
Income before
Cumulative Effect   $          0.56      0.49          1.06      1.00
Cumulative Effect              0.00      0.00          0.00      0.00
                             -----------------------------------------

Total                 $        0.56      0.49          1.06      1.00
                             =========================================
Dividend Per Common Share      0.17      0.11           .34       .22
                             =========================================
Average Common
Shares Outstanding          847,191   838,163       846,672   833,072



E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHSS ENDED DECEMBER 31,



                                 1996               1995
                                 (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                   $      895,260       $     835,609
Adjustments To
Reconcile Net Income To Net
Cash Provided From
Operating Activities:
     Depreciation                    96,848              87,349
   Net Amortization Of
   Premiums & Discounts             ( 1,760)             14,683
   Deferred Loan Origination Fees   (21,830)            (20,524)
  (Income)/Loss From Joint Ventures (22,000)              4,328
Changes in Certain Assets
and Liabilities:
Mortgage Loans Held For Sale         38,429          (1,508,454)
Foreclosed Real Estate               31,815                   0
Accrued Interest Receivable         (43,007)           (173,410)
Other Receivables                     8,469              54,067
Other Assets                         89,573             233,299
Accrued Interest Payable            (28,622)         (   20,536)
Advances From Borrowers For
  Taxes and Insurance               155,842          (  350,456)
Other Liabilities                  (396,357)            479,614
                               --------------     --------------
Net Cash (Used For) Provided
From Operating Activities   $       802,660      $  (   364,431)

CASH FLOWS FROM INVESTMENT ACTIVITIES:

 Net Other Increase In
Loans Receivable                 (5,381,948)         (2,050,332)
Investment In Joint Ventures       (116,951)           (254,286)
Proceeds From Sale of
Foreclosed Real Estate                    0             173,500
Purchase of FHLB Stock             (209,300)                  0
Proceeds From Maturities
of Investments                    1,005,762           1,005,460
Purchase of Investment Securities(1,325,000)         (1,000,000)
Change in Mark to
Market Adjustment Items             (17,423)          (  16,980)
Principal Repayments On
Mortgage-Backed Securities          269,460             335,243
Purchases Of Property &
Equipment, Net                      (68,091)            (97,732)
                              --------------      --------------
Net Cash Provided From
(Used For) Investing Activities $(5,843,491)      $   (1,905,127)


CASH FLOWS FROM FINANCING ACTIVITIES:
Interest Credited To
Dep. Accts., Excl. Escrow Accts.  2,565,294            2,558,927
Net Other (Decrease)
Increase in Deposits             (4,040,182)             869,225
Payments On Advances
From Federal Home Loan Bank     (45,504,403)         (48,904,136)
Proceeds From Advances
From Federal Home Loan Bank      52,900,000           48,100,000
Proceeds From Exercise
of Stock Options                     16,000               52,352
Purchase of Treasury Stock          (54,730)                   0
Dividends Paid on Common Stock     (289,603)            (189,210)
                             --------------      --------------
Net Cash (Used For)
Provided From Financing     $     5,592,376            2,487,158

Net Increase (Decrease)
In Cash Equivalents                 551,545              217,600
Cash and Cash Equivalents
At Beginning Of Period            1,373,763            1,289,525
                              --------------      --------------
Cash and Cash Equivalents
At End of Period            $     1,925,308         $  1,507,125


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

     The consolidated financial statements for the three months and six months ending December 31, 1996 and 1995 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition and results of operations and changes in cash flows in conformity with generally accepted accounting principles, but reflect, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results for the three months and six months ending December 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1997.

2.  Net Income Per Common Share:

     Net income per common share is based on the weighted average total shares outstanding during the respective periods. Weighted average total shares outstanding for the periods included herein are as follows:

                            Dec. 31, 1996     Dec. 31, 1995

   Three Months Ended         847,191            838,163
   Six Months Ended           846,672            833,072


     The average total shares outstanding for the three months and six months ending December 31, 1995 have been adjusted to reflect the Corporation's 3 for 2 stock split, effective August 23, 1996.

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

  The Bank's operations include two wholly-owned subsidiaries, Brilie Corporation (d/b/a ES&L Financial Services and ES&L Appraisal Services) and ES&L Mortgage Corporation (d/b/a Cayuga Mortgage Company). Brilie Corporation is a provider of appraisal services and nontraditional investment and insurance products to the Bank's customers and the general public. The investment products, which include life insurance and annuity contracts, health insurance and mutual funds, are offered under an agency relationship with major insurance companies and third party mtual funds providers. ES&L Mortgage Corporation is engaged in ortgage banking activities through the origination of mortgage oans for sale to investors, one of whom is the Bank.

FINANCIAL CONDITION:

     At December 31, 1996 the Corporation's total assets were $146,367,472, an increase of $6,228,954, or 4.44%, over total assets of $140,138,518 at the July 1, 1996 start of the 1997 fiscal year.

     The majority of the increase in assets is the result of an increase in the Corporation's net loans receivable, which has increased by $5,436,304, or 4.47%, to $127,072,315 during the first six months of the 1997 fiscal year. The growth in assets has been funded by an increase in Advances from the Federal Home Loan Bank, which have risen $7,395,597 and totaled $25,011,157 at December 31, 1996. The Corporation's total deposits have decreased by $1,474,888 to $105,177,941 since the start of the 1997 fiscal year.

     The Corporation's stockholders' equity was $13,489,527 at December 31, 1996, an increase of $577,382, or 4.47%, compared to $12,912,145 at June
30, 1996.

RESULTS OF OPERATIONS: QUARTER ENDING DECEMBER 31, 1996 AND
DECEMBER 31, 1995.

     During the second quarter of the 1997 fiscal year the Corporation's net interest income was $1,368,173, an increase of $79,711, or 6.19%, compared to $1,288,462 for the same quarter a year ago.

     The Corporation recorded interest income of $2,974,117 for the three months ending December 31, 1996, an increase of $125,166, or 4.39% compared to $2,848,951 earned during the same quarter of the previous fiscal year. The majority of the Corporation's interest income is provided by the Corporation's loan portfolio. During the second quarter of the 1997 fiscal year, interest income earned on the loan portfolio increased by $141,006, or 5.19%, to $2,856,434, compared to $2,715,428 for the same quarter a year ago. The increase was prompted by a rise in the average balance of the loan portfolio and despite a 14 basis point decline in the average yield of the portfolio. For the three months ending December 31, 1996 the average balance of the loan portfolio was $133.2 million (yielding 8.58%), while during the three months ending December
31, 1995, it totaled $124.5 million (yielding 8.72%). The Corporation recognized a reduction in interest income from its mortgage-backed security
(MBS) portfolio, which resulted from a decrease in the average balance and average yield of the portfolio. The average balance of the MBS portfolio was $2.5 million (yielding 7.89%) and $1.9 million (yielding 6.73%) for the three months ending December 31, 1995 and 1996, respectively. During the second quarter of the 1997 the Corporation earned $31,207 from the MBS portfolio, a decrease of $18,303, compared to the same period a year ago.

     The Corporation's total interest expense increased by $45,455, or 2.91%, to $1,605,944 for the quarter ending December 31, 1996 compared to $1,560,489 for the comparable period. Interest paid on deposits decreased during the 1996 quarter by $18,625, or 1.43%, to $1,284,405, compared to $1,303,030 for the three months ending December 31, 1995. The reduction is largely attributable to a 17 basis point decrease in the average rate paid to depositors, which more than offset a $2.2 million increase in the average balance of deposits outstanding. For the quarter ending December 31, 1996 average deposits totaled $108.0 million (costing 4.76%), compared to $105.8 million (costing 4.93%) for the comparable 1995 quarter. Conversely, a $5.4 million increase in the average balance of the Corporation's borrowings (advances form the Federal Home Loan Bank of New York ) resulted in an increase in interest expense paid on borrowings, despite a 25 basis point decrease in the average cost. During the three months ending December 31, 1996 interest paid on borrowings totaled $321,539, an increase of $64,080, or 24.89%, compared to $257,459 for the three months ending December 31, 1995. Average borrowings outstanding were $23.0 million (costing 5.59%) and $17.6 million (costing 5.84%) for the quarters ending December 31, 1996 and 1995, respectively. Total borrowings have increased inasmuch as the Corporation has determined that, at the present time, this is a more cost effective means of funding the growth in its' loan portfolio.

     The Corporation's total other income for the quarter ending December 31, 1996 was $268,983, an increase of $115,930, or 75.75%, when compared to
$153,053 for the same period a year ago. The majority of the increase resulted from an increase in gains on the sale of mortgages, which increased $64,874, to $83,345, for the current quarter, compared to $18,471 for the quarter ending December 31, 1995. Of the increase, approximately $45,000 is related to an accounting change regarding the recognition of mortgage servicing rights of loans sold by the Corporation during this quarter. The mandated change, Financial Accounting Standard 122 (FAS 122) was not in effect during the comparable quarter and therefore no comparable income was recorded during the quarter ending December 31, 1995. Income recorded as a result of loan servicing was $92,014 during the December 1996 quarter, an increase of $13,117 compared to $78,897 during the comparable quarter. The increase is the result of an increase in the balances of mortgages serviced, during the 1996 period, for which the Corporation is paid a fee. The Corporation's other operating income increased by $24,470 to $49,343 for the three months ending December 31, 1996, compared to $24,873 for the same period in 1995. The majority of the increase results from increased commissions earned by Brilie Corporation d/b/a ES&L Financial Services. Commissions from the sales of non-insured investment and insurance products increased by nearly $13,500 to approximately $36,000. Additionally, ES&L Mortgage Corporation's joint mortgage banking partnership, PACE Funding, generated approximately $6,900 of revenue for the subsidiary during the December 1996 quarter, compared to a loss of approximately $600 during the comparative period, which represented PACE Funding's first full quarter of operation. Income from the Corporation's unconsolidated land development joint venture was $10,000 for the quarter ending December 31, 1996. No income was earned during the comparable period a year ago. Income is earned as lot sales occur from the real property owned by the partnership.

     Total expenses of the Corporation increased $126,510, or 16.90% to $875,189 for the quarter ending December 31, 1996, compared to $748,679 for the comparative quarter. Employee compensation and benefit expense was $488,091 for the current quarter, an increase of $32,219, or 7.07%, over the same period a year ago. The increase reflects annual salary adjustments, an increase in the expense related to the Corporation's Officer/Manager bonus plan, which is related to the Corporation's net income, and to increases in the expense related to employee benefits. Office occupancy and equipment expense increased by $16,755 to $142,745 for the quarter ending December 31, 1996, compared to $125,990 during the comparative period. The majority of the increase is related to the Bank's decision to expense certain equipment purchases under applicable IRS regulations. The expense related to federal insurance of customer's deposits decreased by $11,332 to $58,272 during the current period. The decrease is the result of a credit issued to the Bank for an overpayment on prepaid insurance premiums as a result of the final passage of the federal legislation to recapitalize the Savings Association Insurance Fund. The Corporation's other expenses totaled $186,081 during the December 1996 quarter, an increase of $88,868, over expenses totaling $97,213 during the comparable 1995 quarter. The majority of the increase, $42,000, is related to the Corporation's mortgage banking activities, including $28,200 related to the purchase of loans from PACE Funding, ES&L Mortgage Corporation's unconsolidated mortgage banking partnership. Also included are losses expended by the Corporation resulting from the write down ($14,000) on the value of the Corporation's foreclosed real estate.

     The Corporation's tax expense increased by $12,883, or 4.63%, to $291,273 for the December 1996 quarter compared to $278,390 during the comparative period. This increase is the result of an increase in net income before taxes.

RESULTS OF OPERATIONS: SIX MONTHS ENDING DECEMBER 31, 1996 AND
DECEMBER 31, 1995.

     Net interest income earned by the Corporation for the six months ending December 31, 1996 was $2,748,708, an increase of $216,490 over interest income of $2,532,218 earned during the comparable quarter.

     Interest income for the first half of the 1997 fiscal year increased by $242,015, or 4.28% and totaled $5,901,075 for the six month 1996 period, compared to $5,659,060 for the same period a year earlier. Interest earned on the Corporation's loan portfolio increase by $279,174, or 5.19%, to $5,657,176 for the current period. During the comparable six month period interest income generated by the loan portfolio totaled $5,378,002. The increase in interest earnings was the result of a $7.3 million increase in the average balance of the portfolio, which rose from an average of $124.4 million for the six month 1995 period to $131.7 for the same period during the current fiscal year. The volume increase more than offset a 6 basis point decrease in the average yield earned on the portfolio. A decreasing average balance and average yield prompted lower interest earnings from the Corporation's mortgage-backed security (MBS) portfolio. For the six months ending December 31, 1996 the average balance of the portfolio was $2.1 million (yielding 6.84%) while for the comparable period the average balance was $2.6 million (yielding 7.91%). Interest earned on the portfolio for the six months ending December 31, 1996 was $70,322, a decrease of $32,307 from interest earnings totaling $102,629 for the same period a year ago.

     Interest paid by the Corporation for deposits and borrowings increased by $25,525, or 0.82%, to $3,152,367 for the six months ending December 31, 1996. Interest paid on deposits decreased by $19,939, or 0.77%, to $2,566,775 for the six month 1996 period, compared to deposit interest expense totaling $2,586,714 for the same six month period during 1995. The decrease was prompted by a 17 basis point decline in the average cost of the deposits which, in total, more than offset the additional expense generated by a $3.0 million increase in the average balance of deposits outstanding. For the six months ending December 31, 1996 the average balance of deposits outstanding was $108.7 million (costing 4.72%), compared to $105.7 million (costing 4.89%) for the six months ending December 31, 1995. Interest paid on the Corporation's borrowings totaled $585,592 for the six months ending December 31, 1996, an increase of $45,464, or 8.42%, over interest expense of $540,128 paid on borrowings during the comparable period. The increase was prompted by a $2.5 million increase in the average balance of borrowings outstanding during the current year six month period which more than exceeded any savings derived from the 26 basis point decrease in the average cost of borrowings.
Average borrowings outstanding were $21.1 million (costing 5.55%) and $18.6 million (costing 5.81%) for the six months ending December 31, 1996 and 1995, respectively.

     Other income earned by the Corporation during the six months ending December 31, 1996 was $589,731, an increase of $261,832 when compared to the same six month period the year earlier. The majority of the increase is the result of an increase in gains on the sale of mortgages, which rose from $58,862 for the 1995 six month period to $178,743 during the current year. Of the $119,881 increase approximately $113,300 is the result of an accounting change (Financial Accounting Standard 122) regarding the recognition of mortgage servicing rights on loans sold by the Corporation. The accounting change was not in effect for the Corporation until the start of this fiscal year and therefore no comparable income was included during the comparative six month period of the last fiscal year. Income earned by the Corporation for servicing mortgages in the secondary mortgage market increased by $24,332 to $177,384 during the six months ending December 31, 1996, compared to $153,052 for the same period during the comparable period. The increase in servicing income is directly related to increased balances of serviced mortgages outstanding. Other income earned by the Corporation totaled $145,859 during the six months ending December 31, 1996, an increase of $88,709, more than double the $57,150 recorded during the same period a year ago. The increase was primarily the result of increased income generated through two of the Corporation's subsidiaries. ES&L Mortgage Corporation earned processing fees and net income from PACE Funding, its unconsolidated mortgage banking partnership, of approximately $35,000 during the 1996 six month period, as compared to approximately $300 of revenue during the 1995 six month period. PACE Funding became operational during the six month 1995 period. ES&L Financial Services ,which offers non-insured investment and insurance products, recognized an increase in commission income of approximately $27,000 when comparing the 1996 and 1995 six month periods. Total sales by the subsidiary provided approximately $64,000 of commission income to the Corporation. Additionally, during the 1996 period the Corporation received $35,000 as settlement of a deficiency judgment obtained in a foreclosure action dating back to 1989. The Corporation's unconsolidated land development joint venture provided $22,000 in income during the six months ending December 1996. No income was earned by the partnership during the comparable 1995 period. Income is generated as lot sales occur from the real estate owned by the partnership.

     The Corporation's other expenses have increased by $885,696 to $2,358,424 for the six months ending December 31, 1996. The majority of the increase, $650,177, is the result of increased insurance premiums paid for federal deposit insurance which was prompted by a one time insurance special assessment, of approximately $657,000, paid by the Corporation as part of the enactment of federal legislation to recapitalize the Savings Association Insurance Fund (SAIF). The assessment was charged to all those institutions, including Elmira Savings & Loan, F.A., whose deposits are insured by this Fund. As part of the legislation, the Bank's future insurance premiums will be reduced from $0.230 per hundred of deposits to $0.064 per hundred. Management expects the reduction in future premiums to allow it to recapture the one time special assessment over the next several years, but more importantly, to reduce its deposit insurance costs to a level more in line with its competitors, the majority of which are insured by the Bank Insurance Fund (BIF). Presently BIF charges its members virtually no premium. Employee compensation and benefit expense was $968,845 for the six months ending December 1996, an increase of $85,081 compared to $883,764 for the same period during the previous fiscal year.

The increase is the result of annual salary adjustments, an increase in expense related the Corporation's Officer/Manager bonus plan, which is related to net income, as well as an increase in the cost of employee benefits. The Corporation's other expense increased $150,007 to $343,269 for the six months ending December 1996, compared to $193,262 for the six months ending December 1995. The majority of the increase, approximately $88,000 is related to the Corporation's mortgage banking operations, including approximately $45,000 related to the purchase of loans originated
by PACE Funding.   The Corporation's stationery, printing and office supply
expenses have increased by approximately $6,700 and advertising and public relations expenses, primarily as a result of the new "cashless" deposit office in Ithaca, have increased by approximately $8,500 over the same period during the comparative period. Also included during the 1996 period are expenses from the write down ($14,000) of the value of the Corporation's real estate owned through foreclosure.

     The Corporation's income tax provision for the six months ending December 1996 was $84,755, a reduction of $467,025, over the same six month period a year ago. During the first quarter of the 1997 fiscal year the Corporation performed an extensive analysis of its income tax liability, which ultimately provided for an income tax benefit, rather than a provision, during the first quarter of the 1997 fiscal year. Additionally, the Corporation's provision for the first six months of the 1997 fiscal year has decreased as a result of a $407,374 decrease in pre-tax income when compared to the same six month period during the last fiscal year.

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

    The following table sets forth information with respect to the Association's non-performing assets at June 30, 1996 and Decemberr 31, 1996, respectively:

                             12-31-96             06-30-96
Loans accounted for on a
non-accrual basis:
      Real Estate:
        Residential           276,546.21          176,550.48
        Commercial                  0.00                0.00
        Consumer/Home Equity   31,661.61           46,103.24
      Commercial(Non-Mortgage) 46,717.92                0.00
      Education                     0.00                0.00
      Consumer                  9,079.36                0.00
      Other                         0.00                0.00
            Total             364,005.10          222,653.72


Accuring  loans which are
contractually past due
90 days or more:
      Real Estate:
        Residential           161,954.91           70,368.27
        Commercial                  0.00                0.00
        Consumer/Home Equity        0.00                0.00
      Commercial (Non-Mortgage) 6,265.30                0.00
      Education                     0.00                0.00
      Consumer                      0.00            9,862.24
      Other                         0.00                0.00
            Total             168,220.21           80,230.51

      Total of non-accrual &
      90 days past due loans  532,225.31          302,884.23

    Percentage of total loans      0.40%                 .24%

    Other non-performing
    assets                     59,000.00           90,815.36


ELMIRA SAVINGS & LOAN, F.A.
RISK BASED CAPITAL CALCULATION



    The table below presents the Association's capital position relative to its various minimum statutory and regulatory requirements at December 31, 1996 and June 30, 1996 respectively:


                     12-31-96                   06-30-96
                               PERCENT                 PERCENT
                                  OF                      OF
                  AMOUNT       ASSETS (1)  AMOUNT      ASSETS (1)
Tangible Capital  12,244,157.13    8.40%   12,228,068.56  8.75%
Tangible Capital
Requirement        2,187,324.58    1.50%    2,095,553.39  1.50%
    Excess        10,056,832.55    6.90%   10,132,515.17  7.25%

Core Capital      12,244,157.13    8.40%   12,228,068.56  8.75%
Core Capital
Requirement        4,374,649.15    3.00%    4,191,106.79  3.00%
    Excess         7,869,507.98    5.40%    8,036,961.17  5.75%

Core and
Supplementary
Capital           13,440,738.22   14.06%   13,380,818.51 14.55%
Current
Risk-Based Capital
 Requirement.      7,647,100.75    8.00%    7,355,357.17  8.00%
    Excess         5,793,637.47    6.06%    6,025,461.34  6.55%

(1) Based upon tangible assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.

                         12-31-96        06-30-96
Tangible Assets -      145,831,638.35    139,703,559.53
Risk Weighted Assets -  95,588,759.33     91,941,964.70

                      ES&L BANCORP, INC.

                           PART II
                       OTHER INFORMATION


Item 1 - Legal Proceedings
       Not Applicable

Item 2 - Changes in Securities
       Not Applicable

Item 3 - Defaults Upon Senior Securities
       Not Applicable

Item 4 - Submission of Matters to a Vote of Security-Holders.

(a) The registrant held its 1996 annual meeting of stockholders on Wednesday, October 23, 1996.

(b) This item is inapplicable since (i) proxies for the registrant's annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934,
    (ii) there was no solicitation in opposition to management's nominees as listed in the proxy statement and (iii) all of such nominees were elected.

(c) The matters voted upon at the annual meeting were: (i) the election of directors; and (ii) the ratification of the appointment of Mengel, Metzger, Barr & Co., LLP as independent auditors for the Corporation for the fiscal year ending June 30, 1997.

    1.  Election of Directors:

                                      For       Against

        Gerald F. Schichtel         694,437       505
        Robert E. Butler            694,437       505
        William A. McKenzie         694,437       505

    2.  Ratification of Appointment of Auditors:

             For          Against         Abstain

           690,357          225            5,492

(d) This item is inapplicable since the registrant's stockholders did not receive any solicitation subject to Rule 14a-11 in connection with the annual meeting.

Item 5 - Other Information

  On January 21, 1997, the Board of Directors of ES&L Bancorp, Inc. declared a cash dividend of $0.17 per share. The total of dividends to be paid will be $143,764. The dividend will be paid on February 28, 1997 to stockholders of record on February 14, 1997.

  On November 13, 1996, Elmira Savings & Loan, F.A. opened a deposit taking office in Ithaca, New York, within the offices of its mortgage banking subsidiary, ES&L Mortgage Corporation, d/b/a Cayuga Mortgage Company. The primary goal of the office, which is staffed by one full-time bank employee, is to open transaction and certificate of deposit accounts. Elmira Savings & Loan, F.A. received approval from the Office of Thrift Supervision on November 29, 1995 to open the deposit taking office.

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


Date:  February 12, 1997