Form 10-Q
period 1997-03-31
ES&L BANCORP INC
filed 1997-05-15
CIK 861995

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

               ES&L BANCORP, INC. AND SUBSIDIARIES
                       March 31, 1997


                          Index                              Page


Part I -  Financial Information

Item 1 -  Financial Statements:

          Consolidated Statements of Financial                 1
          Condition as of March 31, 1997
          (Unaudited) and June 30, 1996

          Consolidated Statements of Income                    2
          (Unaudited) for the three months and nine months ended March 31, 1997 and 1996

          Consolidated Statements of Cash Flows                3
          (Unaudited) for the nine months ended
          March 31, 1997 and 1996

          Notes to Consolidated Financial Statements           4

Item 2 -  Management's Discussion and Analysis of              5
          Financial Condition and Results of Operations

          Non-Performing Loans at March 31, 1997 and
          June 30, 1996

          Risk-Based Capital Information at March 31,
          1997 and June 30, 1996

Part II - Other Information

Signatures

ES&L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                      3/31/1997    6/30/1996
                                     (Unaudited)   (Audited)

ASSETS

Cash and Cash Equivalent                 $  987,779    $1,373,763
Investment Securities Held for Sale        $ 56,634      $ 48,508
Investment Securities,
Approximate market value of $3,988,743
and $2,993,573 at  3/31/97
and 6/30/96, respectively                $4,023,758    $3,030,521
Mortgage-Backed Securities Held for Sal  $1,622,279    $1,874,951
Mortgage-Backed Securities,
Approximate market value of $97,314 &
$194,628 at 12/31/96 and 6/30/96,
respectively                               $ 97,314    $  194,628
Mortgage Loans Held For Sale             $3,551,177    $5,457,831
Loans Receivable, Net                  $128,176,312  $121,636,011
Federal Home Loan Bank Stock, at cost    $1,313,100    $1,103,800
Foreclosed Real Estate-Real Estate Ownd    $ 42,000      $ 90,815
Investment In Joint Venture:
   Acquisition, Development
   & Construction Project                  $665,792      $497,165
   Mortgage Banking Partnership            $171,699      $170,065
Property and Equipment, Net              $3,079,532    $3,121,713
Accrued Interest Receivable                $834,908      $793,940
Other Receivables                          $ 15,704       $28,217
Other Assets                               $648,706      $716,590
                                     ----------------------------
          Total Assets                 $145,286,694  $140,138,518
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Liabilities:
Deposits                               $107,074,860  $106,652,829
Advances -Federal Home Loan Bank
of N.Y.                                 $22,258,904   $17,615,560
Other Borrowings                                 $0            $0
Accrued Interest Payable:
      Deposits                              $13,912      $ 29,125
    Borrowings                              $71,981      $ 73,029
Advances From Borrowers For
              Taxes and Insurance        $1,476,234    $2,286,398
Other Liabilities                          $574,507      $569,432
                                       ------------   -----------
          Total Liabilities            $131,470,398  $127,226,373
Stockholders' Equity:
Serial Preferred Stock, 500,000
  Shares Authorized; None Issued              -0-            -0-

Common Stock, $.01 Par Value;
  3,000,000 Shares Authorized,
  854,154 and 849,758 Shares Issued          $8,542        $8,498
Additional Paid-In-Capital               $2,593,215    $2,577,253
Retained Earnings - Substantially
  Restricted                            $11,268,546   $10,334,941
Net Unrealized Gain/(Loss) on
  Investments Held for Sale                 $47,164       $37,888
Treasury Stock (8,483 & 5,016 shares
  respectively), at cost                  ($101,171)    ($46,441)
                                       -------------- -----------
Total Stockholders' Equity              $13,816,296   $12,912,145
                                    --------------- -------------
Total Liabilities
& Stockholders' Equity                 $145,286,694  $140,138,518
                                     ============================
Shares Outstanding                          845,671       844,742

ES&L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                          (Unaudited)             (Unaudited
                          THREE MONTHS ENDED    NINE MONTHS ENDED
                          March 31,             March 31,
                          1997      1996        1997      1996

Interest Income:

Loans                      2,865,913 2,754,138   8,523,089 8,132,140
Investment Securities         80,568    77,886     249,232   248,909
Mortgage-Backed
  Securities                  30,360    47,995     100,682   150,624
Interest-Earning Deposits
  & Other                      3,552     4,734       8,465    12,140
                        ------------  ---------  --------- ---------
Total Interest Income      2,980,393 2,884,753   8,881,468 8,543,813

Interest Expense:
   Deposits                1,274,369  1,294,904  3,841,144 3,881,618
   Borrowings                331,437    260,258    917,029   800,386
                        --------------------------------------------
Total Interest Income      1,605,806  1,555,162  4,758,173 4,682,004

                        --------------------------------------------
Net Interest Income        1,374,587  1,329,591  4,123,295 3,861,809
Provision For Loan Loss            0         0           0         0
                         -------------------------------------------
Net Interest Income
After Provision            1,374,587  1,329,591  4,123,295 3,861,809


Other Income:
Service Fees &
 Other Charges                29,601    34,308      95,346    94,143
Gain on the Sale
 of Mortgages                102,226    42,416     280,969   101,278
Income From Loan Servicing    89,502    79,162     266,886   232,214
Other Operating Income        28,052    44,188     173,911   104,666
Income from Joint Venture     (6,273)   12,441      15,727     8,113
Profit on Sale-Investments         0         0           0         0
                           ------------------------------------------
         Total Other         243,108   212,515     832,839   540,414

Other Expenses:
Employee Compensation
   & Benefits                530,048   473,813   1,499,693 1,357,577
Office Occupancy/Equipment   126,145   126,177     384,972   384,573
FDIC Premium                  28,401    69,746     815,884   207,052
Other                        168,566   139,078     511,835   332,340
                           -----------------------------------------
          Total Other        853,960   808,814   3,212,384 2,281,542
                           -----------------------------------------
Income Before Taxes          763,735   733,292   1,743,750 2,120,681
Income Taxes                (292,024) (270,890)   (376,779) (822,670)
                           ------------------------------------------
Income before
 Cumulative Effect           471,711   462,402   1,366,971 1,298,011
Cumulative Effect
 on prior years of change
 in accounting principle           0         0            0         0
                            -----------------------------------------
NET INCOME            $      471,711   462,402   1,366,971 1,298,011

                            =========================================
Earnings Per Share:
Income before
 Cumulative Effect    $        0.56      0.55         1.62      1.55
Cumulative Effect              0.00      0.00         0.00      0.00
                             -----------------------------------------

Total                 $        0.56      0.55         1.62      1.55
                             =========================================
Dividend Per Common Share      0.17      0.11          .51       .33

                             =========================================
Average Common
Shares Outstanding          849,138   844,204      845,995   836,755


E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED March 31,



                                 1997               1996
                                 (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                   $    1,366,971      $    1,298,011
Adjustments To
 Reconcile Net Income To Net
 Cash Provided From
 Operating Activities:
   Depreciation                     135,489             130,331
   Net Amortization Of
    Premiums & Discounts            ( 2,656)             22,770
   Deferred Loan Origination Fees   (26,759)            (31,359)
  (Income)/Loss: ADC Joint Venture  (15,727)            ( 8,113)
Changes in Certain Assets
 and Liabilities:
Mortgage Loans Held For Sale      1,906,654          (4,185,964)
Foreclosed Real Estate               48,815                   0
Accrued Interest Receivable         (40,960)           (208,241)
Other Receivables                    12,513              58,070
Other Assets                         67,884              88,960
Accrued Interest Payable            (16,261)         (    6,075)
Advances From Borrowers For
  Taxes and Insurance              (810,164)         (1,279,178)
Other Liabilities                     5,075             166,208
                               --------------     --------------
Net Cash (Used For) Provided
 From Operating Activities  $     2,630,866      $   (3,954,580)

CASH FLOWS FROM INVESTMENT ACTIVITIES:

Net Other Increase In
 Loans Receivable                (6,543,465)         (   91,350)
Investment In Joint Ventures       (170,261)           (225,599)
Proceeds From Sale of
 Foreclosed Real Estate              55,000             173,500
Purchase of FHLB Stock             (209,300)                  0
Proceeds From Maturities
 of Investments                   1,333,409           1,730,654
Purchase of Investment Securities(2,324,063)         (1,988,698)
Change in Mark to
 Market Adjustment Items            (15,459)          (   4,322)
Principal Repayments On
 Mortgage-Backed Securities         357,319             513,914
Purchases Of Property &
 Equipment, Net                     (93,308)           (105,552)
                              --------------      --------------
Net Cash Provided From
 (Used For) Investing Activities$(7,610,128)      $        2,547


CASH FLOWS FROM FINANCING ACTIVITIES:
Interest Credited To
 Dep. Accts., Excl. Escrow Accts. 3,839,029            3,853,823
Net Other (Decrease)
 Increase in Deposits            (3,416,998)           2,091,257
Payments On Advances
 From Federal Home Loan Bank    (70,056,056)         (69,456,253)
Proceeds From Advances
 From Federal Home Loan Bank     74,700,000           66,400,000
Proceeds From Exercise
 of Stock Options                    16,000               83,629
Purchase of Treasury Stock          (54,730)                   0
Dividends Paid on Common Stock     (433,367)            (285,261)
                             --------------      --------------
Net Cash (Used For)
 Provided From Financing    $     4,593,278            2,687,195

Net Increase (Decrease)
 In Cash Equivalents               (385,984)          (1,264,838)
Cash and Cash Equivalents
 At Beginning Of Period           1,373,763            1,289,525
                              --------------      --------------
Cash and Cash Equivalents
 At End of Period           $       987,779         $     24,687


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

     The consolidated financial statements for the three months and nine months ending March 31, 1997 and 1996 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition and results of operations and changes in cash flows in conformity with generally accepted accounting principles, but reflect, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results for the three months and nine months ending March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1997.

2.  Net Income Per Common Share:

     Net income per common share is based on the weighted average total shares outstanding during the respective periods. Weighted average total shares outstanding for the periods included herein are as follows:

                            March 31, 1997     March 31, 1996

   Three Months Ended         849,138            844,204
   Nine Months Ended          845,995            836,755


     The average total shares outstanding for the three months and nine months ending March 31, 1996 have been adjusted to reflect the Corporation's 3 for 2 stock split, effective August
23, 1996.

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

FINANCIAL CONDITION AND RESULTS OF OPERATION:

The Corporation had assets totaling $145,286,694 at March 31, 1997, an increase of $5,148,176, or 3.67%, since the July 1, 1996 beginning of the fiscal year, when total assets equaled $140,138,518. The majority of the increase can be found in an increase in the Corporation's Net Loans Receivable, which has increased by $6,540,301, or 5.30%, to $128,176,312 at March 31, 1997 compared to $121,636,011 at the beginning of the 1997 fiscal year. Some of the increase has been offset by a decline in Mortgages Loans Held For Sale which have decreased by $1,906,654, or 34.93%, to $3,551,177 at March 31, 1997.

At March 31, 1997 the Corporation's total liabilities had increased by $4,244,025, or 3.34%, to $131,470,398. The majority of the increase can be found in a $4,643,344 increase in advances from the Federal Home Loan Bank
(FHLB) of New York   At March 31, 1997 total FHLB advances were
$22,258,904, an increase of 26.36%.

The Corporation's Stockholders' Equity was $13,816,296 at March 31, 1997, an increase of $904,151, or 7.00%, from $12,912,145 at the beginning of the current fiscal year.

RESULTS OF OPERATIONS:   QUARTER ENDING MARCH 31, 1997 AND
MARCH 31, 1996.

Net interest income earned by the Corporation for the quarter ending March 31, 1997 was $1,374,587, an increase of $44,996, or 3.38%, compared to
$1,329,591 for the same quarter ending March 31, 1996.

The majority of the Corporation's interest income is generated from its loan portfolio. For the three months ending March 31, 1997, interest earned on the loan portfolio totaled $2,865,913, an increase of $111,775, or 4.06%, compared to $2,754,138 during the three months ending March 31, 1996. The increase in earnings is generated by an increase in the average balance of the loan portfolio, which more than offset a 10 basis point decrease in the average yield earned on the portfolio. For the quarter ending March 31, 1997 the Corporation's loan portfolio averaged $134.2 million (yielding 8.54%) compared to $127.5 million (yielding 8.64%) during the comparable period. Interest earned on the Corporation's Mortgage Backed Security (MBS) portfolio decreased by $17,635, or 36.74%, to $30,360 for the quarter ending March 31, 1997 compared to $47,995 for the quarter
ending March 31, 1996.    The reduction is the result of a decrease in both
the average balance and the average yield of the portfolio. For the quarter ending March 31, 1997 the average balance of the MBS portfolio was $1.8 million (yielding 6.68%) compared to $2.4 million (yielding 7.99%) during the same quarter one year ago.

For the quarter ending March 31, 1997 interest paid on deposits decreased by $20,535, or 1.59% and totaled $1,274,369, compared to $1,294,904 for the
same quarter in 1996.    The decrease is the result of a reduction in the
average cost of deposits, which offset an increase in the average balance of deposits outstanding. At March 31, 1997 average deposits outstanding totaled $107.8 million (costing 4.73%) compared to $107.4 million (costing 4.82%). While the average balance of deposits doesn't seem to have changed significantly there was a noticeable shift to time deposits from demand deposits. This resulted in additional interest expense of $15,461 for the March 1997 quarter, that was offset by a 9 basis point overall decrease in the average cost of deposits, which reduced deposit interest expense by $35,996. During the March 1997 quarter the average balance of FHLB advances outstanding increased by $5.7 million, while the average cost of these borrowings decreased by 11 basis points. For the three months ending March 31, 1997 the average balance of FHLB advances totaled $24.6 million (costing 5.39%) compared to $18.9 million (costing 5.50%) for the same three month period during 1996. The overall result was that interest expense paid by the Corporation for its borrowings increased by $71,179 or 27.35%. Interest expense on borrowings totaled $331,437 and $260,258 for the three months ending March 31, 1997 and 1996, respectively.

The Corporation's other income totaled $243,108 for the quarter ending March 31, 1997, an increase of $30,593, or 14.40% compared to the same period one year ago. The majority of the increase is the result of a $59,810 increase in the gains recorded on the sale of mortgages. During the 1997 quarter the Corporation recorded gains from mortgage sales of $102,226, compared to $42,416 during the 1996 three month period.
Included in the 1997 quarter is $68,900 which is related to an accounting change regarding the recognition of mortgage servicing rights of loans sold by the Corporation during the quarter. The mandated change, Financial Accounting Standard 122 (FAS 122), was not in effect during the March 1996 quarter and therefore no comparable income was recorded during that period. Income on loans serviced by the Corporation in the national secondary mortgage market increased by $10,340, or 13.06%, to $89,502 for the 1997
period,  compared to $79,162 for the 1996 quarter.   The Corporation
recorded a loss of income from its unconsolidated land development joint venture during the quarter ending March 31, 1997. Income is earned as lot sales occur from real property owned by the partnership. There were no lot sales during the quarter ending March 31, 1997 when compared with the quarter ending March 31, 1996.

The Corporation's other operating income decreased by $16,136, or 36.52%, to $28,052 for the quarter ending March 31, 1997 compared to $44,188 during the same quarter of the comparable period. The majority of the decrease is the result of reduced earnings of two of the Bank's subsidiaries, Cayuga Mortgage Company and ES&L Appraisal Services, during the 1997 quarter. During the March 1996 quarter Cayuga Mortgage Company was paid a fee to process mortgage applications for PACE Funding, its unconsolidated mortgage banking partnership. Those services are now performed directly by PACE Funding. Additionally, PACE Funding recorded net income to Cayuga Mortgage Company of approximately $6,000 during the March 1996 quarter, while during the March 1997 quarter Cayuga Mortgage reported a loss from PACE Funding of approximately $7,000.

The Corporations total operating expenses for the quarter ending March 31, 1997 increased by $45,146, or 5.58%, to $853,960. Employee compensation and benefit expense totaled $530,848 for the quarter ending March 31, 1997 an increase of $57,035, or 12.04%, when compared to comparable expense totaling $473,813 during the quarter ending March 31, 1996. While some of the increase reflects annual salary adjustments and the increased cost of employee benefits, the Corporation also incurred additional expense related to the restructuring of the operations of Cayuga Mortgage Company, the Corporation's mortgage banking subsidiary, located in Ithaca, NY. During the three months ending March 31, 1997 the Corporation recognized a $41,345, or 59.28% decrease in the cost of federal deposit insurance. The decrease is the result of the passage of legislation during the first quarter of the Corporation's 1997 fiscal year which recapitalized the fund which insures the Bank's deposits. As a result of the legislation the insurance premium assessed against members of the Savings Association Insurance Fund (SAIF) was dramatically reduced. For the quarter ending March 31, 1997 federal deposit insurance expense totaled $28,401, compared to $69,746 during the same quarter a year ago. Total other expenses incurred by the Corporation during the quarter ending March 31, 1997 were $168,566, an increase of $29,488, or 21.20%, compared to the same quarter of the comparable period. The majority of the increase ($15,100) is related the purchase of mortgages by the Corporation from its unconsolidated mortgage banking partnership, PACE Funding. Additionally, during the March 1997 quarter the Bank incurred additional expense ($5,900) related to the sale of foreclosed real estate and its stationery, printing and office supply expense has exceeded the comparable quarter by approximately $4,400.

The Corporation's tax expense increased by $21,134, or 7.80%, to $292,024 for the quarter ending March 31, 1997, compared to $270,890 for the quarter ending March 31, 1996. The increase is the result of an increase in the Corporation's net income before taxes.


RESULTS OF OPERATIONS: NINE MONTHS ENDING MARCH 31, 1997 AND MARCH 31,
1996.

Net interest income of the Corporation was $4,123,295 for the nine months ending March 31, 1997, an increase of $261,486, or 6.77%, compared to net interest income of $3,861,809 earned during the nine months ending March 31, 1996.

Total interest income earned by the Corporation during the first three quarters of the 1997 fiscal year was $8,881,468, an increase of $337,655, or 3.95%, compared to the first three quarters of the 1996 fiscal year. Interest recorded from the Corporation's loan portfolio increased $390,949, or 4.81%, to $8,523,089 for the nine months ending March 31, 1997 compared to $8,132,140 for the nine months ending March 31, 1996. The increase was the result of a $7.1 million increase in the average balance of the portfolio which more than offset a 7 basis point decrease in the average yield earned on the portfolio. For the nine months ending March 31, 1997 the average balance of the portfolio was $132.4 million (yielding 8.58%) compared to $125.3 million (yielding 8.65%) for the nine months ending March 31, 1996. A decrease in both the average balance and the average yield of the Corporation's Mortgage Backed Security (MBS) portfolio prompted a $49,942, or 33.16%, decrease in income generated by the portfolio during the 1997 period, compared to the same period during the comparable fiscal year. During the nine months ending March 31, 1997 the average balance of the MBS portfolio was $2.0 million (yielding 6.77%) compared to $2.5 million (yielding 7.93%) during the nine months ending March 31, 1996. A portion of the interest income and yield decrease in the MBS portfolio is the result from pools totalling approximately $195,000 which have been placed in non-accrual status by the Corporation. Although the borrowers have been making payments, a dispute has existed between the servicer and the FDIC. The Corporation began receiving payments in April, 1997 and has fully reserved any principal or interest payments which may not be received as a result of the settlement of the dispute. Interest income generated from the MBS portfolio was $100,682 and $150,624 for the nine months ending March 31, 1997 and 1996, respectively.

The Corporation's total interest expense was $4,758,173 for the nine months ending March 31, 1997, an increase of $76,169, or 1.63% compared to $4,682,004 for the nine months ending March 31, 1996. Interest paid to depositors decreased by $40,474, or 1.04%, to $3,841,144 for the nine months ending March 31, 1997 compared to $3,881,618 for the same nine months during the comparable period. The decrease in interest is the result of a 15 basis point decrease in the average cost of the deposits which more than offset a $2.1 million increase in the average balance of deposits outstanding. For the nine months ending March 31, 1997 average deposits outstanding were $108.4 million (costing 4.72%), compared to an average balance of $106.3 million (costing 4.87%) for the nine months ending March 31, 1996. Interest expense on borrowings increased by $116,643, or 14.57% during the nine months ending March 31, 1997. Total interest paid on borrowings (advances from the Federal Home Loan Bank of New York) was $917,029 and $800,386 for the nine months ending March 31, 1997 and 1996, respectively. The increase in interest on borrowings is the result of a $3.5 million increase in the average balance of borrowings outstanding, which more than offset the 20 basis point decrease in the average cost of the borrowings. For the nine months ending March 31, 1997 average borrowings outstanding totaled $22.1 million (costing 5.53%), compared to $18.6 million (costing 5.73%) for the nine months ending March 31, 1996.

The Corporation's other income earned during the nine months ending March 31, 1997 was $832,839, a $292,425 or 54.11% increase over the same nine month period during the comparable period. The majority of the income is the result of an increase in gains recorded from the sales of mortgages, which increased by $179,691 to $280,969 for the nine months ending March 31, 1997. As reported throughout the first three quarters of the 1997 fiscal year, an accounting change (Financial Accounting Standard 122) regarding the recognition of mortgage servicing rights on loans sold was required to be implemented by the Corporation. No comparable income was included during the nine months ending March 31, 1996. Without the accounting change, the Corporation's gain on the sale of mortgages during both nine months periods would be nearly identical. Income earned from the servicing of mortgages in the national secondary mortgage market was $266,886 for the nine months ending March 31, 1997, an increase of $34,672, or 14.93%, compared to $232,214 for the same nine month period during the comparable period. The increase is the result of the Corporation servicing a greater dollar volume of mortgages during the 1997 nine month period.
The Corporation's other operating income increased by $69,245, or 66.16%, to $173,911 for the nine months ending March 31, 1997, compared to $104,666 for the nine months ending March 31, 1996. The majority of the increase is the result of a $35,000 settlement received by the Bank as a result of a deficiency judgment obtained in a foreclosure action dating back to 1989. Additionally, ES&L Financial Services, which offers non-insured investment and insurance products, recognized an increase in commission income of approximately $30,000.

The Corporation's other operating expenses were $3,212,384, for the nine months ending March 31, 1997 an increase of $930,842, or 40.80%, compared to $2,281,542 for the same nine month period during the previous fiscal year. The majority of the increase ($608,832) is the result of increased expense related to federal deposit insurance premiums. As previously reported by the Corporation, as the result of the passage of federal legislation to recapitalize the Savings Association Insurance Fund (SAIF) all fund participants were assessed a one time special assessment during the first quarter of the Corporation's 1997 fiscal year. The assessment, which was based on deposits outstanding, totaled approximately $657,000.
As part of the legislation, the Bank's future insurance premiums were reduced to $0.064 per hundred of deposits. Management expects the reduction in future premiums to allow it to recapture the amount of the special assessment over the next several years. Additionally, the premium reduction reduced the Bank's overall deposit insurance expenses to a level more in line with its competitors, the majority of which are insured by the Bank Insurance Fund (BIF). Presently BIF insured institutions pay virtually no premium for deposit insurance coverage. Employee compensation and benefit expense was $1,499,693 for the nine months ending March 31, 1997, an increase of $142,116, or 10.47%, compared to $1,357,577 during the nine months ending March 31, 1996. Included in the increase are annual salary adjustments and increases in the cost of employee benefits. Additionally, part of the increase is related to the restructuring of operations at Cayuga Mortgage Company, the Bank's mortgage banking subsidiary in Ithaca, NY. Other expenses increased by $179,495, or 54.01%, to $511,835 for the nine months ending March 31, 1997 compared to $332,340, for the nine months ending March 31, 1996. The majority of the increase is related to the Corporation's mortgage banking activities, including approximately $60,000 related to the purchase of mortgages from PACE Funding. Additionally, advertising and public relations expenses related to the opening of the Bank's new "cashless" deposit office in Ithaca were approximately $12,000 during the 1997 period. No comparable expenses were incurred during the previous fiscal year. The Corporation has also incurred losses totaling approximately $20,000 from the sale of foreclosed real estate during the 1997 nine month period and the Bank's stationery and office supply expenses have increased by approximately $11,000 over the expenses incurred during the nine months ending March 31, 1996.

The Corporation's income tax provision for the nine months ending March 31, 1997 was $376,779, a reduction of $445,891, over the same nine month period during the 1996 fiscal year. During the first quarter of the 1997 fiscal year the Corporation performed an extensive analysis of its income tax liability, which ultimately provided for an income tax benefit, rather than a provision, during that quarter. Additionally, the Corporation's provision for the nine months ending March 31, 1997 has decreased as a result of a $376,931 decrease in pre-tax income, when compared to the same period during the last fiscal year.

                               ELMIRA SAVINGS & LOAN, F.A.
                                  NON-PERFORMING LOANS


     Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential and commercial mortgage loans are generally placed on non-accrual when either principal or interest is more than 90 days past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged again interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment ultimate collectibility of the loan. Consumer loans are generally charged off on or before the loan becomes 120 days delinquent, although collection efforts continue.

    The following table sets forth information with respect to the Association's non-performing assets at March 31, 1997 and June 30, 1996, respectively:

                                   03-31-97             06-30-96
Loans accounted for on a
non-accrual basis:
      Real Estate:
        Residential                277,005.68          176,550.48
        Commercial                  57,230.82                0.00
        Commercial/Line of Credit   32,404.98                0.00
        Consumer/Home Equity        28,516.34           46,103.24
      Commercial(Non-Mortgage)           0.00                0.00
      Education                          0.00                0.00
      Consumer                       8.604.88                0.00
      Other                              0.00                0.00
            Total                  403,762.70          222,653.72


Accuring  loans which are
contractually past due
90 days or more:
      Real Estate:
        Residential                 32,880.20           70,368.27
        Commercial                       0.00                0.00
        Commercial/Line of Credit        0.00                0.00
        Consumer/Home Equity         2,659.86                0.00
      Commercial (Non-Mortgage)          0.00                0.00
      Education                          0.00                0.00
      Consumer                           0.00            9,862.24
      Other                              0.00                0.00
            Total                   35,540.06           80,230.51

      Total of non-accrual &
      90 days past due loans       439,302.76          302,884.23

    Percentage of total loans           0.33%                 .24%

    Other non-performing
    assets                          42,000.00           90,815.36


ELMIRA SAVINGS & LOAN, F.A.
RISK BASED CAPITAL CALCULATION


    The table below presents the Association's capital position relative to its various minimum statutory and regulatory requirements at March 31, 1997 and June 30, 1996 respectively:

                     03-31-97                   06-30-96
                               PERCENT                 PERCENT
                                  OF                      OF
                  AMOUNT       ASSETS (1)  AMOUNT      ASSETS (1)
Tangible Capital  12,661,899.91    8.75%   12,228,068.56  8.75%
Tangible Capital
Requirement        2,170,307.17    1.50%    2,095,553.39  1.50%
    Excess        10,491,592.74    7.25%   10,132,515.17  7.25%

Core Capital      12,661,899.91    8.75%   12,228,068.56  8.75%
Core Capital
Requirement        4,340,614.34    3.00%    4,191,106.79  3.00%
    Excess         8,321,285.57    5.75%    8,036,961.17  5.75%

Core and
Supplementary
Capital           13,857,308.70   14.50%   13,380,818.51 14.55%
Current
Risk-Based Capital
 Requirement.      7,643,787.68    8.00%    7,355,357.17  8.00%
    Excess         6,213,521.02    6.50%    6,025,461.34  6.55%

(1) Based upon tangible assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.

                         03-31-97        06-30-96
Tangible Assets -      144,687,144.08    139,703,559.53
Risk Weighted Assets -  95,547,346.04     91,941,964.70

                      ES&L BANCORP, INC.

                           PART II
                       OTHER INFORMATION


Item 1 - Legal Proceedings
       Not Applicable

Item 2 - Changes in Securities
       Not Applicable

Item 3 - Defaults Upon Senior Securities
       Not Applicable

Item 4 - Submission of Matters to a Vote of Security-Holders.
       Not Applicable

Item 5 - Other Information

  On April 15, 1997, the Board of Directors of ES&L Bancorp,
Inc. declared a cash dividend of $0.17 per share. The total of dividends to be paid will be $143,764. The dividend will be paid on May 30, 1997 to stockholders of record on May 16, 1997.

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


Date:  May 15, 1997