Form 10-K
period 1997-06-30
ES&L BANCORP INC
filed 1997-09-23
CIK 861995

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended June 30, 1997


[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _______________

                        Commission File Number: 0-18782

                               ES&L BANCORP, INC.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                                    16-1387158
-------------------                                           ---------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                           Identification No.)

300 West Water Street, Elmira, New York                    14901
-----------------------------------------               --------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (607) 733-5533
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes x No__.
                                          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The registrant's voting stock is not regularly and actively traded in any established market and there are no regularly quoted bid and asked prices for the registrant's common stock. On the basis of the last per share sales price of which the registrant is aware ($16.50 per share), management estimates that the aggregate market value of the voting stock held by non-affiliates of the registrant at September 2, 1997 was $7,721,109. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

As of September 2, 1997, there were 843,717 shares outstanding of the registrant's common stock, of which directors and executive officers and more than 5% beneficial owners held 375,771 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997. (Parts I and II)

     2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

                                    PART I

ITEM 1.  BUSINESS
-----------------

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

     The Bank is principally engaged in the business of accepting deposits from the general public and originating loans secured by residential real estate. The Bank also engages in commercial real estate lending in its primary market area and, to a lesser extent, consumer lending, and invests in government and federal agency obligations. At June 30, 1997, the Bank had total assets of $149.6 million, deposits of $111.7 million, net loans receivable of $131.7 million and shareholders' equity of $14.2 million.

     The Bank's mortgage banking subsidiary, ES&L Mortgage Corporation, d/b/a Cayuga Mortgage Company ("Cayuga Mortgage") is partner in a mortgage banking partnership with Audrey Edelman & Associates Real Estate, the largest real estate firm in Ithaca, New York. The company, PACE Funding Company ("PACE Funding"), operates as a correspondent for a number of large mortgage banking companies and financial institutions, one of whom is the Bank.

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

RECENT DEVELOPMENTS:

     SPECIAL CASH DIVIDEND. On July 15, 1997, the Corporation declared a $1.00 per share special cash dividend, payable on July 31, 1997 to stockholders of record as of July 22, 1997.

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

     Set forth below is selected data relating to the composition of Elmira Savings & Loan's loan portfolio by type of loan on the dates indicated.

                                                                          At June 30,
                                                 -------------------------------------------------------------
                                                            1997                1996                1995
                                                 ---------------------  ------------------  ------------------
                                                    Amount        %      Amount       %      Amount       %
                                                 ------------  -------  ---------  -------  ---------  -------
                                                                    (Dollars in thousands)
First Mortgage Permanent Loans:
  Conventional 1-4 family......................     $ 74,276    56.39%  $ 66,251    54.47%  $ 66,751    56.48%
  FHA/VA 1-4 family............................           --       --         16      .01        810      .69
  Multi-family.................................       11,554     8.77     12,420    10.21     10,048     8.50
  Commercial real estate.......................       28,003    21.26     25,722    21.15     22,496    19.03
  Construction
    Residential................................        2,210     1.68      1,912     1.57      2,788     2.36
    Commercial.................................        2,510     1.91      2,046     1.68      2,511     2.12
                                                    --------   ------   --------   ------   --------   ------
     Total first mortgage......................     $118,553    90.01    108,367    89.09    105,404    89.18

Consumer loans:
  Home equity line of  credit..................     $  6,049     4.58      6,699     5.51      7,660     6.48
  Loans on savings  accounts...................          246      .19        214      .18        253      .21
  Education loans..............................          462      .35        471      .39        653      .55
  Automobile loans.............................          627      .48        681      .56        620      .52
  Second mortgage loans........................        4,440     3.37      3,847     3.16      3,147     2.66
  Other consumer loans.........................          136      .11        136      .11        139      .13
  Demand notes.................................        1,188      .90      1,520     1.25      1,078      .91
                                                    --------   ------   --------   ------   --------   ------
     Total consumer loans......................     $ 13,148     9.98     13,568    11.15     13,550    11.46

Commercial lines of credit.....................     $  1,353     1.03      1,212     1.00      1,096      .93
Commercial non-mortgage........................        1,807     1.37      1,926     1.58      1,844     1.56
                                                    --------   ------   --------   ------   --------   ------
     Total.....................................     $134,861       --    125,073       --    121,894       --

Less:
  Loans in process.............................     $ (1,790)   (1.36)    (1,953)   (1.60)    (2,178)   (1.84)
   Allowance for loan loss.....................       (1,435)   (1.09)    (1,431)   (1.18)    (1,424)   (1.20)
  Deferred loan origination fees and premiums..           75      .06        (53)    (.04)      (105)   (0.09)
                                                    --------   ------   --------   ------   --------   ------
      Total....................................     $131,711   100.00%  $121,636   100.00%  $118,187   100.00%
                                                    ========   ======   ========   ======   ========   ======

     The following table presents at June 30, 1997 the scheduled amounts of loan principal repayments expected to be received by the Bank during the periods shown based upon the time remaining before contractual maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

     The table below does not include any estimate of prepayments. Prepayments significantly shorten the average life of all mortgage loans. Thus, management believes that the following table will bear little resemblance to what the actual repayments of the loan portfolio will be.

                                               Due after
                               Due During      1 through    Due after 5
                             the year ended  5 years after  years after
                                June 30,       June 30,      June 30,
                                  1998           1997          1997
                             --------------  -------------  -----------
                                            (In thousands)
Real estate mortgage.......         $ 4,534        $18,955     $ 90,345
Mortgages held for resale..           4,461             --           --
Real estate construction...             298            222        4,199
Installment................           2,860          4,675        5,613
Commercial.................             961          1,319          880
                                    -------        -------     --------
    Total..................         $13,114        $25,171     $101,037
                                    =======        =======     ========

     The following table apportions the dollar amount of the loans due subsequent to the year ended June 30, 1997 between those with predetermined interest rates and those with adjustable interest rates.

                             Predetermined Rates  Adjustable Rates
                             -------------------  ----------------
                                         (In thousands)
Real estate mortgage.......         $ 4,531           $109,303
Mortgages held for resale..           4,461                 --
Real estate construction...             614              4,105
Installment................           6,637              6,511
Commercial.................              --              3,160
                                    -------           --------
    Total..................         $16,243           $123,079
                                    =======           ========

     ONE- TO FOUR-FAMILY MORTGAGE LOANS. At June 30, 1997, the Bank held in its portfolio $74.1 million of first mortgage loans secured by one- to four-family residential units, representing 56.23% of its total portfolio. Since approximately 1983 the principal one- to four-family mortgage instruments offered by the Bank have included several forms of adjustable-rate loans with interest rates and payment adjustments made at regular intervals (generally on a 12 month cycle). These loans are generally limited to 2% maximum annual adjustments and a maximum aggregate adjustment over the life of the loan, and are based upon movements in the United States Treasury Securities Index for securities of the same length as the applicable adjustment period, with amortization schedules generally varying from 15 to 30 years. The Bank also offers adjustable rate mortgage loans which are convertible, at the option of the borrower, into fixed rate mortgage loans. Upon conversion, these loans are generally sold by the Bank in the secondary market. The Bank's adjustable rate mortgage loans do not permit negative amortization of principal and carry no prepayment penalty. The Bank qualifies the borrower at 200 basis points above the initial rate or the fully indexed rate, whichever is higher, on adjustable-rate mortgage loans. At June 30, 1997, approximately $72.5 million of the Bank's first mortgage one- to four-family residential loan portfolio consisted of adjustable-rate loans.

     The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps reduce the Bank's exposure to increases in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is possible therefore that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. Further, the adjustable-rate mortgages offered by the Bank, as well as by many other thrift institutions, sometimes provide for initial rates of interest below the rates which would prevail were the index used for pricing applied initially. These loans are subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently comes into effect, replacing the lower initial rate. During fiscal year 1997, the Bank, Cayuga Mortgage and PACE Funding originated approximately $13.0 million of adjustable-rate mortgage loans with such below-market rates.

     The Bank also makes 15 through 30 year fixed rate fully amortizing loans. These loans are originated with a commitment for sale in the secondary market. Typically, when the rate is established on these loans, a forward commitment is generated to sell the loan. Loans sold in the secondary market are sold without recourse. During fiscal year 1997, the Bank and its mortgage banking subsidiary originated approximately $22.2 million of fixed-rate loans and sold $27.2 million, servicing retained, in the secondary market. At June 30, 1997, the Bank had forward commitments to sell closed loans totaling approximately $9.1 million in the secondary mortgage market.

     Cayuga Mortgage and PACE Funding also originate fixed rate mortgage loans for the Bank, which then sells them, servicing retained, in the secondary market. At June 30, 1997, the Bank had a residential mortgage servicing portfolio of $129.5 million.

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

     CONSTRUCTION LENDING. The Bank originates construction loans for the construction of one- to four-family residences and commercial real estate properties. Such loans are secured by a first lien on the subject property and are made in conjunction with the Bank's review and approval to provide the permanent mortgage loan financing for the residential or commercial property. Upon completion of construction, a portion of these permanent residential loans are then converted to the fixed rates offered by the Bank at the time of completion and are subsequently sold. Construction loans generally have a construction period which ranges from three months to one year, with interest due monthly. The rate , during construction, is typically tied to the Prime Interest Rate and either fixed at Prime +2% or adjusted to prime quarterly. As of June 30, 1997 the Bank had $4.7 million outstanding in construction loans. Of that amount, $2.2 million represented loans on one- to four-family residences made directly to the homeowner.

     Construction loans originated by the Bank include single- and multi-family residences, motels and office buildings. The Bank typically will not originate the construction loan unless it is also making the permanent loan if a permanent loan is required. These loans typically range in size between $50,000 and $200,000 for residential loans and up to $800,000 for commercial loans.

     Cayuga Mortgage and PACE Funding originated approximately $1.3 million of the $2.2 million total residential construction loans outstanding at June 30, 1997. All construction loans originated by Cayuga Mortgage and PACE Funding are underwritten according to the same standards and on the same general terms as those originated by the Bank. Cayuga Mortgage's residential construction loans are generally in amounts under $200,000 and are secured by single family properties located primarily in Tompkins and Cortland Counties.

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

     COMMERCIAL REAL ESTATE AND MULTI-FAMILY LENDING. As of June 30, 1997 the Bank held $28.3 million in commercial real estate loans and $11.4 million in multi-family loans, which represented approximately 21.52% and 8.68% of loans held in the Bank's loan portfolio, respectively. These loans are secured by property located in the Bank's market area and by diverse forms of collateral, including apartment buildings, single proprietor businesses, motels, restaurants, and various special purpose properties. The Bank originates a small number of these loans with Small Business Administration ("SBA") guarantees. SBA will generally guarantee between 80% and 90% of the loan balance. However, the SBA imposes some limitations on the interest rate and loan origination fees charged.

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

     Commercial real estate loans have been originated for varying terms and interest rates depending on market conditions and on the interest rates prevailing at the time the loan is originated. In general, commercial real estate loans are primarily made as adjustable rate loans with interest rates adjustable at specifically identified intervals up to five years and primarily based upon movements in the United States Treasury Securities Index. These loans generally range in size from $50,000 to $200,000 and have been made in amounts up to approximately $1.8 million. Amortization schedules for this type of loan generally vary from 15 to 20 years.

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

     The table below sets forth, by type of security property, the number and amount of Elmira Savings & Loan's commercial real estate loans at June 30, 1997.

                                                 Outstanding
                                        Number     Principal       Amount
                                      of  Loans    Balance    Non Performing
                                      ---------  -----------  --------------
Medical facilities..................       35    $ 5,622,515        $     --
Retail property.....................       44      5,094,952           3,901
Office buildings....................       34      3,461,260              --
Restaurant/lounge...................       17        973,117              --
Office and warehouse/storage units..       17      2,767,296         171,025
Hotel/motel.........................        8      3,798,532              --
Nonprofit/church/school.............        9        654,996              --
Other...............................       46      5,630,455         145,123
                                          ---    -----------        --------
    Total...........................      210    $28,003,123        $320,049
                                          ===    ===========        ========

     CONSUMER AND COMMERCIAL BUSINESS LENDING. At June 30, 1997, the Bank's consumer loan portfolio totalled $13.1 million and its commercial business loans totalled $3.2 million, representing 9.98% and 2.39% of the Bank's total loan portfolio, respectively. The majority of the loans in the Bank's consumer loan portfolio are secured by real estate. The Bank offers a variety of secured consumer loans, including automobile loans, home equity loans and loans secured by savings deposits. In addition, the Bank offers home improvement loans and other unsecured consumer loans. The Bank expects to continue, subject to market conditions, to expand its consumer lending activities as part of its plan to provide a wide range of personal financial services to its customers. Management believes that the shorter terms and normally higher interest rates available on various types of consumer loans will be helpful in maintaining a profitable spread between Elmira Savings & Loan's average loan yield and its cost of funds.

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

     The Bank adds general provisions to its consumer loan loss allowance, based on general economic conditions and prior loss experience. The Bank's allowance for consumer loan losses at June 30, 1997 was equal to $83,585, or approximately 0.64% of the total outstanding balance of such loans. In establishing its allowance for consumer loan losses, management considers that the majority of the loans in its consumer loan portfolio are home equity loans secured by residential real estate. Consumer loan delinquencies often increase over time as the loans age. Accordingly, although the level of delinquencies in the Bank's consumer loan portfolio has generally been low ($110,063, or approximately

0.84% of the consumer loan portfolio, at June 30, 1997), there can be no assurance that delinquencies will not increase in the future.

     Since 1986, the Bank has been actively involved in originating home equity lines of credit. These loans amounted to $6.0 million or 4.59% of the Bank's loan portfolio at June 30, 1997. Home equity loan rates adjust quarterly with an open credit line during the initial four to seven year period. Loan to value ratios on these loans (including the first mortgage) typically do not exceed 80% of the appraised value of the real estate. The Bank also originates short term, fixed rate, second mortgage loans. At June 30, 1997 these consumer mortgages totaled $4.4 million, or 3.37% of the Bank's loan portfolio.

     The Bank originates student loans, most of which are guaranteed by the federal government and sold to the Student Loan Marketing Association. The Bank also originates direct automobile loans to its customers (approximately $627,000 outstanding at June 30, 1997), and had approximately $1.2 million of secured and unsecured time and demand notes outstanding at June 30, 1997.

     The Bank had approximately $1.8 million of commercial business loans outstanding at June 30, 1997 which were not collateralized by real estate. Approximately 38.02% of these loans are guaranteed by the SBA. The Bank's commercial business lending activities encompass loans with a variety of purposes and forms of security, including loans to finance accounts receivable, inventory and equipment. The Bank offers a commercial line of credit secured by real estate. These lines of credit have adjustable rates which adjust monthly or quarterly and are tied to the prime rate. At June 30, 1997, lines totalling $2.6 million had been approved with loan balances outstanding of approximately $1.4 million.

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

     The Staff Loan Committee, chaired by the Chief Executive Officer, has the authority to approve loans up to $300,000, whereas the Board Loan Committee may approve loans up to $500,000. All loans in excess of $500,000 must be approved by the full Board of Directors. In addition, the Chief Executive Officer and one other Executive Officer may act on behalf of the Staff Loan Committee. Individual loan personnel may also approve loans up to specified limits established for each individual and approved by the Board of Directors. All loan approvals are ultimately ratified by the full Board of Directors.

     It is the policy of the Bank to obtain a title insurance policy or title abstract insuring that the Bank has a valid first lien on mortgaged real estate. The borrower must also obtain fire and casualty insurance policies.

     LOAN ORIGINATIONS, PURCHASES AND SALES. The Bank has general authority to make real estate loans secured by properties located throughout the United States. However, at June 30, 1997, greater than 99% of all of the Bank's total mortgage loans receivable were secured by real estate located in its primary market area.

     The Bank originates adjustable-rate real estate loans for portfolio and originates fixed-rate one- to four-family owner-occupied residential mortgage loans primarily for sale in the secondary market as part of the management of its asset and liability interest rate sensitivity. The Bank typically obtains a contract to sell fixed-rate loans at the time of rate commitment and sells those loans in the secondary market without recourse while retaining the servicing on the majority of the loans it sells. At June 30, 1997, the Bank was servicing residential loans for others in the amount of $129.5 million. Due to the strong loan demand in the Bank's market area, the Bank has not purchased loans during recent years.

     Historically, loans have been originated by the Bank primarily through referrals received from real estate brokers, builders, and customers as well as through refinancing of loans for existing customers. The Bank attempts to carefully monitor interest rates in its market areas and believes that it is competitive in such areas. In December 1990, the Bank formed Cayuga Mortgage for the purpose of engaging in mortgage banking activities through the origination of mortgage loans for sale to investors, including the Bank. Currently, substantially all of Cayuga Mortgage loans are originated for sale to the Bank, which retains the adjustable rate mortgage loans in its portfolio and sells the fixed rate mortgage loans, servicing retained, in the secondary market. During fiscal year 1997, Cayuga Mortgage and PACE Funding originated $22.6 million in loans for sale to the Bank.

     Set forth below is a table showing the Bank's loan origination and sales activity for the periods indicated. Neither loans originated by Cayuga Mortgage for sale to investors other than the Bank nor loans closed by Cayuga Mortgage and sold to investors other than the Bank are included in this table. Loans originated by Cayuga Mortgage for sale to the Bank are not considered loan sales because no income is generated for the subsidiary in accordance with the provisions of Financial Accounting Standards Statement No. 91. See Note A to the Notes to Consolidated Financial Statements included in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997 (the "Annual Report"). Loans originated, as shown in the following table, include loans from the Bank, Cayuga Mortgage Company, and its mortgage banking partnership, PACE Funding, where such loans are currently being serviced by the Bank.

                                                           Year Ended June 30,
                                                  ---------------------------------------
                                                    1997           1996            1995
                                                  --------       --------        --------
                                                              (In thousands)
Loans originated:
  Conventional real estate loans:
    Construction loans........................    $  1,477       $  2,871        $  2,802
    Loans on existing property................      35,787         25,482          26,331
    Loans refinanced..........................       7,726         17,902           4,603
  Insured and guaranteed loans................       3,194          1,852           1,273
  Consumer....................................       2,080          2,277           2,060
  Commercial loans............................         470          1,728             277
  Other loans.................................       3,397          3,556           3,471
                                                  --------       --------        --------
    Total loans originated....................    $ 54,131       $ 55,668        $ 40,817

Loans sold:
  Whole Loans.................................     (27,682)       (30,216)        (11,833)
  Participation loans.........................        (375)            --              --
                                                  --------       --------        --------
    Total loans sold..........................     (28,057)       (30,216)        (11,833)

Loans held for sale...........................      (4,461)       ( 5,458)         (3,796)
Principal repayments..........................     (13,060)       (12,571)        (10,501)
Loans transferred to  foreclosed real estate..        (173)          (214)            (91)
Increase (decrease) in other  items, net......       1,695         (3,760)         (2,847)
                                                  --------       --------        --------
  Net increase (decrease).....................    $ 10,075       $  3,449        $ 11,749
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

     As of June 30, 1997, Elmira Savings & Loan was servicing approximately $129.5 million of loans for others. The Bank receives a servicing fee typically ranging from 1/4% to 3/8% for these loans.

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

     LOAN COMMITMENTS. Real estate loan commitments are generally granted for a period of 35 days from the date of commitment. When the Bank issues a written loan commitment the borrower pays an origination fee up to 3% at that time in order to retain the commitment. Historically less than 5% of the Bank's commitments expire before being funded. At June 30, 1997, the Bank's outstanding commitments totalled approximately $5.2 million.

     The Bank generally obtains forward commitments on a loan by loan or pooled mortgage backed security basis to sell Fixed Rate loans to FHLMC. Interest rates on real estate loans sold are generally locked in at either application, commitment or closing.

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

     As of June 30, 1997, there were no loans excluded from the table below where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future except as identified herein. As of June 30, 1997, there were no concentrations of loans in any types of industry which exceeded 10% of the Bank's total loans that are not included as a loan category in the table which follows.

     At June 30, 1997, the Bank had one loan totalling $17,116, which was classified as a troubled debt restructured loan in accordance with SFAS 118. The loan, a home equity line of credit, was classified as a result of a Chapter 13 Bankruptcy filing. For the other years presented, the Bank had no restructured loans as defined by SFAS 118.

     The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated.

                                                              At June 30,
                                                    ---------------------------------
                                                      1997       1996          1995
                                                    --------   --------      --------
Loans accounted for on a non-accrual basis: (1)
  Real Estate:
    Residential...................................  $250,078   $176,550      $194,587
    Commercial and Multi-Family...................    61,132         --       442,351
    Consumer/Home Equity..........................    29,193     46,103        81,324
  Consumer........................................        --         --            --
  Other...........................................        --         --            --
                                                    --------   --------      --------
Total.............................................  $340,403   $222,653      $718,262
                                                    ========   ========      ========

Accruing loans which are contractually past due
  90 days or more:
  Real Estate:
    Residential...................................  $ 62,898   $ 70,368      $ 90,766
    Commercial and Multi-Family...................   316,148         --       185,114
    Consumer/Home Equity..........................        --         --            --
  Education.......................................        --         --            --
  Consumer........................................        --      9,862            --
  Other...........................................        --         --            --
                                                    --------   --------      --------
      Total.......................................  $379,046   $ 80,230      $275,880
                                                    ========   ========      ========
Troubled debt restructurings......................  $ 17,116   $     --      $     --
                                                    ========   ========      ========

Total of nonaccrual and 90 days past
  due loans and troubled debt restructurings......  $736,565   $302,883      $994,142
                                                    ========   ========      ========

Percentage of total loans.........................       .55%       .24%          .79%
                                                    ========   ========      ========

Other non-performing assets (2)...................  $131,000   $ 90,815      $149,961
                                                    ========   ========      ========

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


     During the year ended June 30, 1997, gross interest income of $65,105 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $36,498.

     The following table sets forth an analysis of the Bank's allowance for loan loss account for the periods indicated.

                                                                        At June 30,
                                                       ---------------------------------------------
                                                         1997              1996             1995
                                                       ----------       ----------        ----------

Balance at beginning of period......................   $1,430,781       $1,423,826        $1,268,611
Loans charged-off:
 Real Estate -- mortgage:
   Residential......................................       44,466              260             2,037
   Commercial.......................................           --           48,398               105
 Commercial business................................           --               --                --
 Consumer...........................................           --            5,549                --
                                                       ----------       ----------        ----------
Total charge-offs...................................   $   44,466       $   54,207        $    2,142
                                                       ----------       ----------        ----------

Recoveries:
  Real Estate--Mortgage:
    Residential.....................................   $    8,140       $       --        $    4,608
    Commercial......................................          292              412                --
  Commercial business...............................           --               --             2,149
  Consumer..........................................          752              750               600
                                                       ----------       ----------        ----------
Total recoveries....................................   $    9,184       $    1,162        $    7,357
                                                       ----------       ----------        ----------

Net loans charged-off...............................   $  (35,282)      $   53,045        $   (5,215)
Provision for possible loan losses..................       40,000           60,000           150,000
Allocation to specific reserve......................      (33,000)

General Allowance for Loan Losses...................    1,402,499        1,430,781         1,423,826
Specific Allowance for Loan Losses..................       33,000               --                --
                                                       ----------       ----------        ----------
   Total Allowance..................................   $1,435,499       $1,430,781        $1,423,826
                                                       ==========       ==========        ==========

Ratio of net charge-offs to average
   loans outstanding during the period..............          .03%              --%               --%
                                                       ==========       ==========        ==========

     For a discussion of the Bank's provision for loan losses in fiscal year 1997, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Operating Results for the Years Ended June 30, 1997 and 1996 -- Provision for Loan Losses" in the Annual Report.

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

                                                                          At June 30,
                                      ---------------------------------------------------------------------------------------
                                                   1997                          1996                       1995
                                      -----------------------------  ----------------------------  --------------------------
                                                      Percent of                    Percent of                Percent of
                                                      Loans in Each                 Loans in Each              Loans in Each
                                                      Category to                   Category to                Category to
                                         Amount       Total Loans       Amount      Total Loans      Amount    Total Loans
                                      -------------  --------------  ------------  --------------  ----------  --------------
Real estate mortgage:
Residential.........................     $  310,754          21.64%    $  273,197          55.80%  $  102,354         64.2%
Commercial..........................        671,293          46.76        515,270          32.80      315,072         24.4
Commercial business.................         34,000           2.36         37,000           1.60        9,000          1.6
Consumer............................        101,585           7.07         81,369           9.80       39,604          9.8
Unallocated.........................        317,867          22.17        523,945            N/A      957,796          N/A
                                         ----------         ------     ----------         ------   ----------       ------
  Total allowance for loan  losses       $1,435,499         100.00%    $1,430,781         100.00%  $1,423,826       100.00%
                                         ==========         ======     ==========         ======   ==========       ======

     Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," doubtful" or "loss," if
warranted.   Assets classified as substandard or doubtful require the
institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. As of June 30, 1997, the Bank had $1,386,112 of assets classified as substandard and no assets classified as doubtful or as loss.

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

     The following table sets forth the carrying value of the Bank's investment securities portfolio, short-term investments and FHLB stock at the dates indicated. At June 30, 1997, the market value of the Bank's investment securities portfolio was approximately $5.4 million.

                                                        At June 30,
                                                --------------------------
                                                 1997      1996      1995
                                                ------    ------    ------
                                                      (In thousands)
Investment securities:
  U.S. Government and  agency securities....    $3,991    $2,988     $2,902
  Corporate debt securities.................        32        42      1,075
  Corporate Stock...........................        66        49         39
  Bank certificates of deposit..............        --        --        330
                                                ------    ------     ------
    Total investment securities.............    $4,089    $3,079     $4,346
Federal funds sold and  overnight deposits..        --        --         97
                                                ------    ------     ------
    Total investment securities,  federal
      funds sold and  overnight deposits....     4,089     3,079      4,443
Federal Home Loan Bank of  New York stock...     1,313     1,104      1,104
                                                ------    ------     ------
    Total investments.......................    $5,402    $4,183     $5,547
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

     At June 30, 1997, the market value of investment securities "Held to Maturity" was approximately $13,600 higher than the carrying value while the "Available for Sale" investment was approximately $29,400 in excess of the cost.

     For further information, see Notes A and B to Notes to Consolidated Financial Statements included in the Annual Report.

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for certain of the Corporation's investment securities at June 30, 1997.



                                       One Year or Less       One to Five Years       Five to Ten Years       More than Ten Years
                                       ------------------     ------------------     --------------------     -------------------
                                       Carrying  Average      Carrying  Average       Carrying   Average      Carrying  Average
                                        Value     Yield        Value     Yield         Value      Yield        Value     Yield
                                       --------  --------     --------  --------     ----------  --------     --------  --------
                                                                                           (Dollars in  thousands)
U.S. Government and
  agency obligations...............    $     --       -- %   $   3,991     6.89%     $       --       -- %    $     --       -- %
Corporate debt securities..........          --       --            --       --              --       --            32     7.20
Corporate Stock....................          --       --            --       --              --       --            66     2.60
                                       --------               --------               ----------               --------
 Total.............................    $     --       --        $3,991       --      $       --       --      $     98     4.09
                                       ========               ========               ==========               ========


                                             Total Investment Portfolio
                                          ---------------------------------
                                          Carrying      Market     Average
                                           Value        Value       Yield
                                          --------      ------     --------
U.S. Government and
  agency obligations...............        $3,991      $4,004        6.89%
Corporate debt  securities.........            32          32        7.20
Corporate Stock....................            66          66        2.60
                                           ------      ------
 Total.............................        $4,089      $4,102        6.82
                                           ======      ======

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

     In November 1996, the Bank opened a "cashless" deposit office in Ithaca, New York. The office is located within a suite of offices which also houses its mortgage banking subsidiary, ES&L Mortgage Corporation, d/b/a Cayuga Mortgage Company. The primary goal of the office is to open transaction and certificate of deposit accounts. All transactions must be in the form of a check, although the Bank installed an ATM machine in the main lobby of the office building complex.

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

     As part of the Bank's strategy of managing its assets and liabilities, it has attracted, by rate, certificates of deposit with terms of fourteen months or less. Since the Bank has only two offices, it has been unable to attract a large number of transaction accounts.

     Certificates of deposit with balances in excess of $100,000 amounted to 14.01% of deposits at June 30, 1997. Under New York law, the Bank is not permitted as a savings association to accept public funds. The jumbo deposits in the portfolio have come from local union funds, businesses and individuals, the majority of which have been longstanding customers of the Bank; these funds do not represent brokered deposits.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                                                                         Increase
                                                                                         (Decrease)
                                        Balance                  Balance               from June 30,   Balance           %
                                      at June 30,    %         at June 30,     %        1996 to June  at June 30,    Deposits
                                         1997      Deposits       1996      Deposits      30, 1997      1995
                                      ------------ --------   ------------  --------    -----------   ------------  --------
Non-interest bearing
 savings account...................   $    407,841       .36%  $  1,224,899      1.15%      (817,058)  $  1,139,158      1.13%
NOW checking account...............      4,443,572      3.98      4,010,094      3.76        433,478      2,906,433      2.88
Jumbo certificates.................     15,651,466     14.01     13,940,224     13.07      1,711,242     12,691,834     12.56
Super NOW checking accounts........      2,900,320      2.60      1,507,242      1.41      1,393,078      1,278,279      1.26
Passbook and statement
 savings...........................     14,183,722     12.69     15,552,151     14.58     (1,368,429)    16,179,373     16.02
Money market deposit
 accounts..........................      5,232,229      4.68      5,727,747      5.37       (495,518)     5,417,514      5.36
Six month money market
  certificates.....................      5,195,663      4.65      4,811,089      4.51        384,574      4,928,016      4.88
30 and 48 month
 certificates......................      4,126,996      3.69      4,281,412      4.02       (154,416)     5,158,721      5.11
IRA certificates, excluding
  jumbo certificates...............      4,515,806      4.04      4,211,301      3.95        304,505      4,158,551      4.12
Other certificates.................     55,090,903     49.30     51,386,670     48.18      3,704,233     47,156,643     46.68
                                      ------------    ------   ------------    ------    -----------   ------------    ------
    Total..........................   $111,748,518    100.00%  $106,652,829    100.00%   $ 5,095,689   $101,014,522    100.00%
                                      ============    ======   ============    ======    ===========   ============    ======

                                           Increase
                                          (Decrease)
                                          from June  30,
                                           1995 to June
                                            30,  1996
                                          ------------
Non-interest bearing
 savings account...................         $   85,741
NOW checking account...............          1,103,661
Jumbo certificates.................          1,248,390
Super NOW checking accounts........            228,963
Passbook and statement
 savings...........................           (627,222)
Money market deposit
 accounts..........................            310,233
Six month money market
  certificates.....................           (116,927)
30 and 48 month
 certificates......................           (877,309)
IRA certificates, excluding
  jumbo certificates...............             52,750
Other certificates.................          4,230,027
                                            ----------
    Total..........................         $5,638,307
                                            ==========

     Deposits in the Bank as of June 30, 1997 were represented by the various types of savings programs described below.

Weighted
Average                                                                                                 Percentage
Interest                                                                 Minimum        Balance in       of Total
Rate            Term                 Category                            Amount         Thousands        Savings
--------      --------               --------                            --------       ----------       -------
                                 Demand Deposits
                                 ---------------
-- %         On Demand       Non-Interest Bearing Savings Accounts       $      1       $      408             .36%
                             %
--           On Demand       NOW Accounts                                      10            4,444            3.98
2.96         On Demand       Passbook and Statement Savings Accounts            5           13,953           12.48
3.11         On Demand       Money Market Accounts                          2,500            5,232            4.68
1.74         On Demand       Super NOW Accounts                             2,500            2,900            2.60
2.96         On Demand       Holiday Club Accounts                              1              231             .21

                                 Certificates of Deposit
                                 -----------------------

3.68         30 Days         30 Day Certificate, Fixed-Rate                20,000              299             .27
5.01         91 Days         91 Day Certificate, Fixed-Rate                 2,500            3,248            2.91
5.10         182 Days        6 Month Certificate, Fixed-Rate                2,500            5,247            4.69
5.21         8 Months        8 Month Certificate, Fixed-Rate                  500            3,109            2.78
5.16         9 Months        9 Month Certificate, Fixed-Rate                5,000              534             .48
5.82         10 Months       10 Month Certificate, Fixed-Rate                 500            1,768            1.58
5.95         11 Months       11 Month Certificate, Fixed Rate                2500            6,096            5.45
5.35         12 Months       1 Year Certificate, Fixed-Rate                   500            3,329            2.98
5.65         14 Months       14 Month Certificate, Fixed-Rate               2,500           28,113           25.16
5.24         18 Months       18 Month Certificate, Fixed-Rate                 500              869             .78
5.70         24 Months       24 Month Certificate, Fixed-Rate                 500            8,102            7.25
5.42         100 Weeks       100 Week Certificate, Fixed-Rate               5,000              312             .28
5.92         30 Months       30 Month Certificate, Fixed-Rate                 500            1,250            1.12
6.04         36 Months       36 Month Certificate, Fixed-Rate               2,500            3,755            3.36
5.80         48 Months       4 Year Certificate, Fixed-Rate                   500            3,211            2.87
6.07         60 Months       5 Year Certificate, Fixed-Rate                   500           13,585           12.16
5.35         12 Months       1 Year Mini Jumbo Certificate, Fixed-Rate     20,000            1,747            1.56
5.37         18 Months       18 Month Certificate, Variable-Rate               10                7             .01
                                                                                        ----------      ----------
                                                                                        $  111,749          100.00%
                                                                                        ==========      ==========

        The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1997.

     Maturity Period                                          Amount
     ---------------                                      --------------
                                                          (In thousands)
     Three months or less..............................        $   5,709
     Three through six months..........................            1,423
     Six through twelve months.........................            3,532
     Over twelve months................................            4,987
                                                               ---------
          Total........................................        $  15,651
                                                               =========

   The following table sets forth the average balances and interest rates based on month end balances for demand deposits and time deposits as of the dates indicated.

                                                                 Year Ended June 30,
                                   ---------------------------------------------------------------------------------
                                            1997                          1996                       1995
                                   ------------------------      -----------------------     -----------------------
                                   Demand           Time         Demand           Time       Demand           Time
                                   Deposits        Deposits      Deposits       Deposits     Deposits       Deposits
                                   --------        --------      --------       --------     --------       --------
                                                                 (Dollars in thousands)

 Average Balance..............     $ 27,273        $ 82,040      $ 27,854       $ 78,963     $ 29,358       $ 70,315

 Average Rate.................         2.63%           5.42%         2.59%          5.62%        2.79%          5.21%

     The following table sets forth the Bank's deposit activities for the periods indicated.

                                                                                  Year Ended June 30,
                                                                   ----------------------------------------------
                                                                    1997               1996                1995
                                                                   ------             ------              -------
                                                                                    (In thousands)
Deposits......................................................     $  140,913         $   137,013     $   142,340
Withdrawals...................................................        140,920             136,505         132,618
                                                                   ----------         -----------     -----------
Net increase (decrease) before interest credited..............             (7)                508           9,722
Interest credited.............................................          5,103               5,130           4,436
                                                                   ----------         -----------     -----------
Net increase (decrease) in deposits...........................     $    5,096         $     5,638     $    14,158
                                                                   ==========         ===========     ===========

     BORROWINGS. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank does, however, rely upon advances from the FHLB of New York to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans. The Bank has utilized borrowings from the FHLB of New York as a source of funds to duration match against loan originations. The FHLB has served as the Bank's primary borrowing source. At June 30, 1997, Elmira Savings & Loan had advances totaling $20.6 million from the FHLB of New York.

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

     From time to time the Bank borrows funds under reverse repurchase agreements. Under a reverse repurchase agreement, the Bank sells securities (generally government securities, mortgage-backed securities and FHLMC participation certificates) and agrees to repurchase them at a specified price at a later date. Reverse repurchase agreements are generally for terms of up to 90 days, are subject to renewal, and are deemed to be borrowings collateralized by the securities sold. At June 30, 1997, the Bank had no reverse repurchase agreements outstanding. Reverse repurchase agreements are contracted with primary registered broker-dealers or Shay Government Securities Company, formerly the U.S. League Securities, Inc.

     The following tables set forth certain information regarding the Bank's FHLB advances (which represent the Bank's only short term borrowings during the periods covered) at the end of and during the periods indicated.


                                                     AT June 30,
                                               ----------------------
                                                 1997           1996
                                               -------        -------
Weighted average rate.......................      6.47%         5.65%

                                                     During the
                                                Year Ended June 30,
                                               ---------------------
                                                 1997         1996
                                               --------     --------
                                                  (In thousands)
Maximum amount outstanding  at any
 month end..................................   $ 22,000      $ 15,400
Approximate average amount..................   $ 18,208      $ 13,208
Approximate weighted average rate paid (1)..       6.01%         5.79%

____________________
(1) The weighted average rate is determined by use of the weighted average rate for each month-end in the period.

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

                                                                                Year Ended June 30,
                                             -----------------------------------------------------------------------------------
                                                1997        vs.        1996                     1996        vs.        1995
                                             -----------------------------------------------------------------------------------
                                                   Increase (Decrease)                               Increase (Decrease)
                                                         Due to                                            Due to
                                             -------------------------------------              --------------------------------
                                             Volume         Rate            Net                 Volume     Rate           Net
                                             ------        -----           -------              ------     -----          ------
                                                                                                   (In thousands)
Interest income:
 Loan portfolio...........................   $  644,680    $ (38,481)   $  606,199              $ 632,378  $ 706,768   $ 1,339,146
 Investment securities....................       10,642       10,141        20,783                    957      2,074         3,031
 Mortgage-backed
   securities.............................      (37,940)     (19,458)      (57,398)               (38,852)    29,147        (9,705)
 Interest-earning deposits
   with other banks.......................       (7,344)       3,746        (3,598)                  (412)    (5,211)       (5,623)
                                             ----------    ---------    ----------              ---------  ---------   -----------
    Total interest earning assets.........      610,038      (44,052)      565,986                594,071    732,778     1,326,849
                                             ----------    ---------    ----------              ---------  ---------   -----------

Interest expense:
 Demand deposits..........................      (15,190)      12,307        (2,883)               (40,656)   (55,808)      (96,464)
 Time deposits............................      169,681     (155,964)       13,717                472,128    300,043       772,171
 Borrowings and advances..................      210,150      (11,719)      198,431                (36,156)    81,318        45,162
                                             ----------    ---------    ----------              ---------  ---------   -----------
   Total interest-bearing
     liabilities..........................      364,641     (155,376)      209,265                395,316    325,553       720,869
                                             ----------    ---------    ----------              ---------  ---------   -----------
Increase (decrease) in  net
 interest income..........................   $  245,398    $ 111,323    $  356,721              $ 198,755  $ 407,225   $   605,980
                                             ==========    =========    ==========              =========  =========   ===========

                                                       Year Ended June 30,
                                             -------------------------------------
                                                1995         vs.           1994
                                             -------------------------------------
                                                     Increase (Decrease)
                                                           Due to
                                             -------------------------------------
                                             Volume         Rate             Net
                                             ------         ----            ------
Interest income:
 Loan portfolio...........................   $  716,901    $ 790,365    $1,507,266
 Investment securities....................       81,940      (23,654)       58,286
 Mortgage-backed
   securities.............................      (46,661)      39,263        (7,398)
 Interest-earning deposits
   with other banks.......................      (50,725)       9,605       (41,120)
                                             ----------    ---------    ----------
    Total interest earning assets.........      701,455      815,579     1,517,034
                                             ----------    ---------    ----------

Interest expense:
 Demand deposits..........................      (34,902)      80,298        45,396
 Time deposits............................      623,757      243,637       867,394
 Borrowings and advances..................      (97,232)     218,041       120,809
                                             ----------    ---------    ----------
   Total interest-bearing
     liabilities..........................      491,623      541,795     1,033,599
                                             ----------    ---------    ----------
Increase (decrease) in  net
 interest income..........................   $  209,832    $ 273,604    $  483,435
                                             ==========    =========    ==========

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

                                                                          Year Ended June 30,
                                                    ------------------------------------------------------------------------
                                                                   1997                                 1996
                                                    -----------------------------------  -----------------------------------
                                                                               Average                               Average
                                                      Average                   Yield/       Average                    Yield/
                                                      Balance      Interest      Cost        Balance      Interest       Cost
                                                     --------      --------    --------      -------      --------      ------
Interest-earning assets:
   Total loan portfolio (1).....................    $133,325,929  $11,461,628     8.60%    $125,828,250  $10,855,429      8.63%
 Investment securities, including
   FHLB stock...................................       5,289,207      339,475     6.42        5,120,897      318,692      6.22
 Mortgage-backed securities.....................       1,894,287      132,019     6.97        2,416,603      189,417      7.84
 Interest-Earning Deposits......................         284,727       11,867     4.17          479,325       15,465      3.23
                                                    ------------  -----------   ------      ------------  -----------   ------
  Total interest-earning assets.................     140,794,150   11,944,989     8.48      133,845,075   11,379,003      8.50
 Non-interest earning  assets...................       4,716,671                              4,226,208
                                                    ------------                           ------------
  Total assets..................................    $145,510,821                           $138,071,283
                                                    ============                           ============

Interest-bearing liabilities:
 Demand deposits................................    $ 27,272,996  $   718,619     2.63     $ 27,853,918      721,502      2.59
 Time deposits..................................      82,039,648    4,449,665     5.42       78,962,880    4,435,948      5.62
                                                    ------------  -----------   ------     ------------  -----------    ------
   Total deposits, including escrows............     109,312,644    5,168,284     4.73      106,816,798    5,157,450      4.83
 Borrowings.....................................      22,034,197    1,236,462     5.61       18,291,440    1,038,030      5.67
                                                    ------------  -----------   ------     ------------  -----------    ------
   Total interest-bearing liabilities...........     131,346,841    6,404,745     4.88      125,108,238    6,195,480      4.95
Non-interest-bearing liabilities................       1,261,612                              1,223,028
                                                    ------------                           ------------
   Total liabilities............................     132,608,453                            126,331,266
Retained earnings...............................      12,902,368                             11,740,017
                                                    ------------                           ------------
   Total liabilities and retained
    earnings...................................     $145,510,821                           $138,071,283
                                                    ============                           ============

Net interest income.............................                  $ 5,540,244                              $ 5,183,523
                                                                  ===========                              ===========

Interest rate spread............................                                  3.61%                                   3.55%
                                                                                ======                                  ======
Net yield on interest-earning assets............                                  3.93%                                   3.88%
                                                                                ======                                  ======
Ratio of average interest-earning assets to
    average interest-bearing liabilities........                                107.19%                                 106.98%
                                                                                ======                                  ======
            (1)  Average balances include non-accrual loans.

                                                 -------------------------------------------
                                                                 1995
                                                 -------------------------------------------
                                                                                     Average
                                                    Average                          Yield/
                                                    Balance        Interest          Cost
                                                    -------        --------         ------
Interest-earning assets:
   Total loan portfolio (1)...................      $118,229,410    $ 9,516,283        8.05%
 Investment securities, including
   FHLB stock.................................         5,105,455        315,661        6.18
  Mortgage-backed securities..................         2,946,677        199,122        6.76
  Interest-Earning Deposits...................           489,068         21,088        4.31
                                                    ------------    -----------     -------
   Total interest-earning assets..............       126,770,610     10,052,154        7.93
 Non-interest earning assets..................         3,108,593
                                                    ------------
   Total assets...............................      $129,879,203
                                                    ============

Interest-bearing liabilities:
 Demand deposits..............................      $ 29,357,665        817,966        2.79
 Time deposits................................        70,315,088      3,663,777        5.21
                                                    ------------    -----------     -------
   Total deposits, including escrows..........        99,672,753      4,481,743        4.50
 Borrowings...................................        18,965,258        992,868        5.24
                                                    ------------    -----------     -------
   Total interest-bearing liabilities.........       118,638,011      5,474,611        4.61
Non-interest-bearing liabilities..............           818,800
                                                    ------------
   Total liabilities..........................       119,456,811
Retained earnings.............................        10,422,392
                                                    ------------
   Total liabilities and retained
    earnings..................................      $129,879,203
                                                    ============

Net interest income...........................                      $ 4,577,543
                                                                    ===========

Interest rate spread..........................                                         3.31%
                                                                                    =======
Net yield on interest-earning assets..........                                         3.61%
                                                                                    =======
Ratio of average interest-earning assets to
    average interest-bearing liabilities......                                       106.85%
                                                                                    =======

            (1)  Average balances include non-accrual loans.

SUBSIDIARY ACTIVITIES

          As a federally chartered savings association, Elmira Savings & Loan is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of June 30, 1997, Elmira Savings & Loan was authorized to invest up to approximately $2.8 million in the stock of or loans to subsidiaries. Institutions meeting regulatory capital requirements, which Elmira Savings & Loan currently does, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries. As of June 30, 1997, Elmira Savings & Loan had $265,100 of equity invested in its subsidiaries.

          In July 1987, the Bank activated its wholly owned subsidiary, Brilie Corporation (d/b/a ES&L Financial Services), for the purpose of selling life insurance and annuity products, health insurance and mutual funds under an agency relationship with major insurance companies and third party mutual fund providers to the Bank's customers. This company has two employees. This division of Brilie Corporation had net pretax revenues of approximately $62,800 during fiscal year 1997. In 1993, Brilie Corporation formed a new subsidiary, d/b/a ES&L Appraisal Services. This company performs real estate appraisals for residential and commercial properties, primarily for the Bank and Cayuga Mortgage. During the 1997 fiscal year, this company recorded a loss of approximately $2,000 and was no longer active at June 30, 1997.

          In May 1989, Brilie Corporation entered into a 50% joint venture partnership agreement with a family group who resides in the Elmira area and who is affiliated with a real estate brokerage company. The partnership was formed for the purpose of developing a planned unit development located in Horseheads, New York. Pursuant to the partnership agreement, the family group receives sales commissions on the purchase price of building lots which they sell on behalf of the partnership and the family group agrees to use its best efforts to encourage building lot purchasers to place their construction and permanent mortgages with the Bank. The Bank has a 50% interest in the partnership and has committed up to $750,000 in financing. At June 30, 1997, the Bank had loaned approximately $561,000 to the partnership. Brilie Corporation earned $29,700 from this partnership during the fiscal year ended June 30, 1997.

          In December 1990, the Bank formed Cayuga Mortgage as a wholly owned subsidiary of the Bank for purposes of engaging in mortgage banking activities. Cayuga Mortgage's primary function is to originate mortgages for sale to investors, one of whom is the Bank. With respect to mortgages sold by Cayuga Mortgage to the Bank, no income is generated for the subsidiary in accordance with the provisions of Financial Accounting Standards Statement No. 91. (See Note A to the Notes to Consolidated Financial Statements included in the Annual Report for a discussion of loan fees). With respect to mortgages sold to third parties, income generated is not recognized until after the closing of the sale of the mortgage. PACE Funding was formed during September 1995 through a mortgage banking partnership between Cayuga Mortgage and Audrey Edelman & Associates Real Estate. During the fiscal year ended June 30, 1997, Cayuga Mortgage and PACE Funding originated approximately $23.5 million of mortgages, the majority of which were originated for the Bank for sale in the secondary market. The Bank's aggregate investment in Cayuga Mortgage was $265,000 at June 30, 1997.

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

EMPLOYEES

          As of June 30, 1997, Elmira Savings & Loan and its subsidiaries had 39 full-time and 4 part-time employees, none of whom were represented by a collective bargaining agreement. Elmira Savings & Loan believes that it enjoys good relations with its personnel.

EXECUTIVE OFFICERS

          The following table sets forth certain information with respect to the executive officers of the Corporation.

                             Age at
                            June 30,
      Name                   1997        Position
      ----                   ----        --------

William A. McKenzie           46         President and Chief Executive Officer

J. Michael Ervin              48         Senior Vice President and Treasurer

Michael J. Wayne              36         Vice President

Lynn M. Morris                45         Vice President

James D. Stanton              50         Vice President

Judy A. Peters                39         Vice President

Michael J. Crimmins           45         Vice President

     WILLIAM A. MCKENZIE has served as President and Chief Executive Officer of Elmira Savings & Loan since June 1983. In this capacity, Mr. McKenzie is responsible for the overall operations of the Bank pursuant to the policies and procedures established by the Board of Directors. Mr. McKenzie is a Board member of Elmira Downtown Development Corporation, America's Community Bankers and Community Bankers Association of New York State. He has also served as Chairman of the following organizations: Chemung County Chamber of Commerce, Southern

Tier Economic Growth and the Chemung County United Way Fund Drive. Mr. McKenzie has been employed at the Bank since 1983.

     J. MICHAEL ERVIN has served as Senior Vice President/Treasurer of the Bank since 1984. In this capacity, Mr. Ervin oversees all of the Bank's financial, accounting and operating activities. Prior to 1984, Mr. Ervin served as First Vice President of the Bank. Mr. Ervin serves as a Board member, past President and current Treasurer of the Arctic League of Chemung County; Board member, current Treasurer and incoming President of Woodbrook, Inc. and Board member, Assistant Treasurer and Chairman of the Audit Committee of Southern Tier Economic Growth. He also is a past Director of the Chemung/Schuyler Chapter of the American Red Cross. Mr. Ervin has been employed by the Bank since 1973.

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

     LYNN M. MORRIS has served as Vice President of Residential Loan Originations since September 1990. Prior to 1990, Ms. Morris was the Bank's Marketing Director. She is a 1990 graduate of the Chemung County Chamber of Commerce Leadership Chemung program and served as Team Leader in the Chamber of Commerce 1997 Membership Drive. Ms. Morris is a member of the Association of Professional Mortgage Women. She has been employed at the Bank since 1989.

     JAMES D. STANTON has served as Vice President of Compliance and Loan Review for the Bank since 1991. Mr. Stanton is a Board Member and Treasurer of the Near Westside Neighborhood Association and has worked on the Chemung County Chamber of Commerce Membership Drive. He has been employed by the Bank since 1988.

     JUDY A. PETERS has served as Vice President of Commercial Loan Originations since 1992. She has been an instrumental employee in the department since its inception in 1984. In 1993 Mrs. Peters was named Small Business Advocate of the Year by the U.S. Small Business Administration. She is a member of the Audit Committee of the St. Mathew's Church and has worked on the Chemung County Chamber of Commerce Membership Drive and the 1997 National Kidney Foundation Fund Drive. Mrs. Peters has been employed by the Bank since 1984.

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

     FEDERAL HOME LOAN BANK SYSTEM.   The Bank is a member of the FHLB System,
which consists of 12 regional Federal Home Loan Banks ("FHLB's") subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB's provide a central credit facility primarily for member institutions. As a member of the FHLB of New York, the Bank is required to acquire and hold shares of capital stock in the FHLB of New York in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of New York, whichever is greater. Elmira Savings & Loan was in compliance with this requirement with an investment in FHLB of New York stock at June 30, 1997, of $1,313,100. The FHLB of New York serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of New York. Long-term advances may only be made for the purpose of providing funds for residential housing finance. As of June 30, 1997, Elmira Savings & Loan had advances of $20.6 million outstanding from the FHLB of New York. See "Business of the Bank -- Sources of Funds --Borrowings."

     LIQUIDITY REQUIREMENTS. As a member of the FHLB System, the Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. Member institutions have also been required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of their net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity and short term liquidity ratios of the Bank for June 1997 were 5.37% and 2.20%, respectively.

     QUALIFIED THRIFT LENDER TEST. The Bank is currently subject to OTS regulations which use the concept of a qualified thrift lender ("QTL") to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. A savings institution that does not meet the QTL Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution are restricted to those of a national bank located in the institution's home state; (iii) the institution shall not be eligible to obtain any advances from its Federal Home Loan Bank; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as and be deemed a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity, and not retain any investment not permissible for both a national bank and a savings institution and immediately repay any outstanding Federal Home Loan Bank advances (subject to safety and soundness considerations).

   To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. All of the following may be included as Qualified Thrift
Investments: investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and shares of stock issued by a Federal Home Loan Bank. Subject to a 20% of portfolio assets limit, savings institutions are also able to treat the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, (ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing, (iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, (iv) loans for the purchase, construction, development or improvement of community service facilities, and (v) loans for personal, family, household or educational purposes, provided that the dollar amount treated as Qualified Thrift Investments may not exceed 10% of the savings institution's portfolio assets.

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At June 30, 1997, approximately 82.7% of the Bank's "portfolio" assets were invested in Qualified Thrift Investments.

     LENDING LIMITS. The aggregate amount of loans which a federally chartered savings association may make on the security of liens on non-residential real property may not exceed 400% of the association's capital. The Director of the OTS may, however, permit savings associations to exceed the 400% of capital limit in certain circumstances.

     Under regulations of the OTS, loans and extensions of credit to a person outstanding at one time generally may not exceed 15% of the unimpaired capital, surplus, including the loan loss allowance of the Bank. As of June 30, 1997, the Bank was permitted to lend approximately $2.0 million to one borrower under this standard. Loans and extensions of credit fully secured by readily marketable collateral (as defined) may comprise an additional 10% of unimpaired
capital and surplus.   As of June 30, 1997, the largest amount outstanding to
any one borrower of the Bank was $1.8 million, which was below the current limit.

     REGULATORY CAPITAL REQUIREMENTS.   Under the OTS's regulatory capital
requirements, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8% of risk-weighted assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 CAMELS under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See "--Prompt Corrective Regulatory Action."

     Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital. At June 30, 1997, the Bank had $676,001 of investments in or extensions of credit to a subsidiary engaged in activities not permitted to national banks.

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in unconsolidated includable subsidiaries, and, for purpose of the core capital requirement, qualifying supervisory goodwill. At June 30, 1997, the Bank's adjusted total assets for the purposes of the core and tangible capital requirements were approximately $149.0 million.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by an increasing percentage of the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of June 30, 1997, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

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

     The table below presents the Bank's capital position relative to its various minimum statutory and regulatory capital requirements at June 30, 1997.

                                        At June 30, 1997
                                  ---------------------------
                                                      Percent
                                                       of
                                    Amount            Assets (1)
                                    ------            ----------
                                     (Dollars in thousands)
Tangible Capital.................   $13,140              8.78%
Tangible Capital Requirement.....     2,245              1.50
                                    -------             -----
Excess...........................   $10,895              7.28%
                                    =======             =====

Tier 1/Core Capital..............    13,140              8.78%
Tier 1/Core Capital Requirement..     4,489              3.00
                                    -------             -----
Excess...........................   $ 8,651              5.78%
                                    =======             =====

Risk-Based Capital...............    14,377             14.55%
Risk-Based Capital Requirement...     7,907              8.00
                                    -------             -----
Excess...........................   $ 6,470              6.55%
                                    =======             =====

____________________
(1) Based upon tangible assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

     The OTS's risk-based capital requirements require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. Management does not believe the implementation of the interest rate risk requirement will have a material effect on the Bank.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, that is deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. The Bank has determined that, on the basis of current financial data, it will not be deemed to have more than normal level of interest rate risk under the rule and believes that it will not be required to increase its total capital as a result of the rule.

     In addition to requiring generally applicable capital standards for savings associations, the Director of OTS is authorized to establish the minimum level of capital for a savings association at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such association in light of the particular circumstances of the association. Such circumstances would include a high degree of exposure of interest rate risk, prepayment risk, credit risk and concentration of credit risk and certain risks
arising from non-traditional activities.   The Director may treat the failure of
any savings association to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings association which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators, including the OTS, are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

     Under regulations jointly adopted by the federal banking regulators, including the OTS, a depository institution's capital adequacy for purposes of the prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 capital risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater if the savings association has a composite 1 CAMELS rating). An "undercapitalized institution" is a savings association that has (i) a total risk-based capital ratio less than 8%; or (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% if the association has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or
(iii) a leverage ratio of less than 3%. A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized association as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. The Bank is classified as "well capitalized" under these regulations.

     DEPOSIT INSURANCE. The Bank is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the FDIC through the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

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

     Over the past years, institutions with SAIF-assessable deposits, like the Bank, were required to pay higher deposit insurance premiums than institutions with deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. In order to recapitalize the SAIF and address the premium disparity, in November 1996 the FDIC imposed a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of
65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred a pre-tax expense of $657,000 during the quarter ended September 30, 1996.

     The special assessment recapitalized the SAIF, and as a result, the FDIC lowered the SAIF deposit insurance assessment rates through the end of 1997 to zero for well capitalized institutions with the highest supervisory ratings and 0.31% of insured deposits for institutions in the highest risk-based premium
category.   Since the BIF is above its designated reserve ratio of 1.25% of insured deposits, "well-capitalized" institutions in Subgroup A, numbering 95% of BIF-insured institutions, pay no federal deposit insurance premiums, with the remaining 5% of institutions paying a graduated range of rates up to 0.27% of insured deposits for the highest risk-based premium category. Until December 31, 1999, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments, or sooner if the two funds are merged.

     Since the SAIF now meets its designated reserve ratio as a result of the special assessment, SAIF members are now permitted to convert to the status of members of the BIF and may merge with or transfer assets to a BIF member. Although the Bank would qualify for insurance of deposits of the BIF, substantial entrance and exit fees apply to conversions from SAIF to BIF insurance and such fees may make a SAIF to BIF conversion prohibitively expensive. In the past, the substantial disparity existing between deposit insurance premiums paid by BIF and SAIF members gave BIF-insured institutions a competitive advantage over SAIF-insured institutions like the Bank. The reduction of the SAIF deposit insurance premiums effectively eliminated this disparity and could have the effect of increasing the net income of the Bank and restoring the competitive equality between BIF-insured and SAIF-insured institutions.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts, plus 10% on the remainder.
This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1997, the Bank met its reserve requirements.

SAVINGS AND LOAN HOLDING COMPANY REGULATION

     GENERAL. The Corporation is a savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Corporation is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Corporation and affiliates thereof.

     RESTRICTIONS ON ACQUISITIONS. The Home Owners' Loan Act generally prohibits a savings and loan holding company, without prior approval of the Director of OTS, from (i) acquiring control of any other savings institution or savings and loan holding company or controlling the assets thereof or (ii) acquiring more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an under-capitalized savings association pursuant to a "qualified stock issuance" without that savings association being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings institution holding company's other subsidiaries must have tangible capital of at least 6 1/2% of total assets, there must not be more than one common director or officer between the savings institution holding company and the issuing savings institution and transactions between the savings institution and the savings institution holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings institution holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the federal institution qualifies as a QTL or as a "domestic building and loan association" under (S)7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

     TRANSACTIONS WITH RELATED PARTIES. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. Section 106 of the Bank Holding Company Act which also applies to the Bank, prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     Savings associations are also subject to the restrictions contained in
Section 22(h) and Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or greater than 10% stockholder of a savings association and certain affiliated interests of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons.
Section 22(h) also prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the Bank Holding Company Act prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Corporation presently intends to operate the Corporation as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institution, the Director of OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates, and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL Test, then within one year after the institution ceased to be a QTL, such unitary savings and loan holding company shall register as and be deemed to be a bank holding company and will become subject to the activities restrictions applicable to bank holding companies. See "Regulation -- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with Elmira Savings & Loan, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than Elmira Savings & Loan or other subsidiary savings institutions) would thereafter be subject to further restrictions. The Home Owners' Loan Act provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, or (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously authorized by regulation on March 5, 1987 to be directly engaged in by multiple savings and loan holding companies; or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of

OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple savings and loan holding company.

     The Director of OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state, if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

TAXATION

     FEDERAL INCOME TAXATION. The Corporation and its subsidiaries file a consolidated federal income tax return based on a fiscal year ending June 30. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

     Savings institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. However, institutions such as Elmira Savings & Loan which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. The amount of the bad debt reserve deduction is based upon actual loss experience (the "experience method").

     In years prior to fiscal 1997, the Bank used the percentage of taxable income method. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans is computed as a percentage, which Congress has reduced from as much as 60% in prior years to 8% of taxable income, with certain adjustments, effective for taxable years beginning after 1986. The allowable deduction under the percentage of taxable income method (the "percentage bad debt deduction") for taxable years beginning before 1987 was scaled downward in the event that less than 82% of the total dollar amount of the assets of an association qualified within certain designated categories. When the percentage method bad debt deduction was lowered to 8%, the 82% qualifying assets requirement was lowered to 60%. For all taxable years, there is no deduction in the event that less than 60% of the total dollar amount of the assets of an association falls within such categories.

     Effective for the Bank's fiscal year ending June 30, 1997, legislation repealed the percentage of taxable income method of calculating the bad debt reserve. Savings associations, like the Bank, which have previously used that method are required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method over a six-year period beginning with the first taxable year beginning after December 31, 1995. The start of such recapture may be delayed until the third taxable year beginning after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans. The Bank has provided deferred taxes on its post-1987 additions to its bad debt reserves and, as a result, the recapture provisions will have no effect on the Bank's results of operations.

     For the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, are treated the same as commercial banks. Institutions with $500 million or more in assets are only able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets are still permitted to make deductible bad debt additions to reserves, but only using the experience method.

     Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction were not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI exceeds an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly-issued private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over
(ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum taxes may be used as credits against regular tax liabilities in future years.

     The Bank's federal income tax returns were last audited in 1975.

     The Bank is subject to the New York State franchise tax on banking corporations. The New York State tax on banking corporations is imposed in an annual amount of the greater (i) 9% of the Bank's "Entire Net Income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. In addition, the Corporation is subject to a 2.5% surtax on the
greater of (i) or (ii).   The applicable alternative minimum tax is generally
the greater of (i) a percentage (0.01%, 0.004% or 0.002%, depending upon the nature and mix of the Bank's assets and on the ratio of its net worth to the value of its assets) of the value of the Bank's assets allocable to New York State with certain modifications, (ii) 3 1/2% of the Bank's "Alternative Entire Net Income" allocable to New York State or (iii) $325.00.

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

ITEM 2.  PROPERTIES
-------------------

     The Bank opened its office at 300 West Water Street in Elmira in 1955. During the 1995 fiscal year, the Bank completed an expansion and complete renovation of the office facility. As a result, an additional 7,600 square feet was added, bringing the total size of the facility to 13,500 square feet. At June 30, 1997, the Bank's total investment in this property was $2.9 million and the net book value was $2.6 million. The Bank's Ithaca office, which houses its mortgage banking subsidiary and "cashless" deposit office, totaled approximately 1,000 square feet and had a net book value of furniture, fixtures and equipment (including leasehold improvements) of approximately $53,400 at June 30, 1997.

     At June 30, 1997, the net book value of the Bank's furniture, fixtures and equipment (including leasehold improvements) was approximately $350,000.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Although the Bank is, from time to time, involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which the Corporation, the Bank or its subsidiary is a party, or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

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

     Federal regulations impose certain additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by Elmira Savings & Loan. Under such regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of (i) 75% of its net income for the previous four quarters; or
(ii) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its total capital to assets ratio exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. A savings association with total capital in excess of the fully phased-in current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of between 25% and 75% of its net income for the previous four quarters, less dividends already paid for such period depending on the savings association's level of risk-based capital.] A savings association that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. At June 30, 1997, the Bank was a Tier 1 Association.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements contained in the Annual Report which are listed under Item 14 herein are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" and "Beneficial Ownership Reports" in the Corporation's definitive proxy statement for the Corporation's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     For certain information regarding the executive officers of the Corporation, see "Item 1. Business --Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT
-------------------------------------------------------------------------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" of the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)(1) The Consolidated Financial Statements and Independent Auditors' Report included in the Annual Report, listed below, are incorporated herein by reference.

     1.   Report of Independent Certified Public Accountants
     2.   Consolidated  Balance Sheets as of June 30, 1997 and 1996
     3. Consolidated Statements of Income for the Years Ended June 30, 1997, 1996 and 1995
     4. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended June 30, 1997, 1996 and 1995
     5. Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995
     6.   Notes to Consolidated Financial Statements

     (a)(2) All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

     (a)(3) The following exhibits are either filed or attached as part of this report or are incorporated herein by reference.

     Exhibit No. 3(i)    Certificate of Incorporation of ES&L Bancorp, Inc. *
     Exhibit No. 3(ii)   Bylaws of ES&L Bancorp, Inc. *
     Exhibit No. 10(i)   Employment Agreements between the Bank and William A.
                         McKenzie and J. Michael Ervin, as amended **
     Exhibit No. 10(ii)  Stock Option Plan *
     Exhibit No. 13      1997 Annual Report to Stockholders

     The 1997 Annual Report to Stockholders is included as an exhibit to this Report. Except for those portions of the 1997 Annual Report to Stockholders which have been expressly incorporated by reference into this Annual Report Form 10-K, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Form 10-K.

     Exhibit No. 21  Subsidiaries of the Registrant

     Exhibit No. 23  Consent of Independent Accountants

     Exhibit No. 27  Financial Data Schedule

     (b) A Current Report on Form 8-K was filed during the last quarter of the fiscal year covered by this report to report the Corporation's adoption of a shareholder rights plan.

     (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

     (d)  None.


/*/ Incorporated by reference to registrant's Form S-1 Registration Statement (File No. 33-33998) declared effective by the Securities and Exchange Commission on July 13, 1990.

/**/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ES&L BANCORP, INC.



Date:  September 18, 1997        By: /s/ William A. McKenzie
                                    -------------------------------
                                     William A. McKenzie
                                     President and Chief Executive
                                     Officer
                                     (Duly Authorized Representative)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ William A. McKenzie                     Date:  September 18, 1997
   ----------------------------
   William A. McKenzie
   Principal Executive Officer and
   Director


By:/s/ J. Michael Ervin                        Date:  September 18, 1997
   ------------------------------------
   J. Michael Ervin
   Principal Financial and Accounting
   Officer


By:/s/ Robert E. Butler                        Date:  September 18, 1997
   ------------------------------------
   Robert E. Butler
   Director


By:/s/ John F. Cadwallader                     Date:  September 18, 1997
   ------------------------------------
   John F. Cadwallader
   Director


By:/s/ L. Edward Considine                     Date:  September 18, 1997
   ------------------------------------
   L. Edward Considine
   Director


By:/s/ Dr. Adrian P. Hulsebosch                Date:  September 18, 1997
   ------------------------------------
   Dr. Adrian P. Hulsebosch
   Director

By:/s/ Jack H. Mikkelsen                       Date:  September 18, 1997
   ------------------------------------
   Jack H. Mikkelsen
   Director


By:/s/ Frederick J. Molter                     Date: September 18, 1997
   ------------------------------------
   Frederick J. Molter
   Director


By:/s/ Paul Morss                              Date: September 18, 1997
   ------------------------------------
   Paul Morss
   Director


By:/s/ Gerald F. Schichtel                     Date: September 18, 1997
   ------------------------------------
   Gerald F. Schichtel
   Director