Form 10-Q
period 1997-09-30
ES&L BANCORP INC
filed 1997-11-14
CIK 861995

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

     APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer's classes of common
stock, as of the latest practicable date.   834,112

                ES&L BANCORP, INC. AND SUBSIDIARIES
                       September 30, 1997


                          Index                              Page


Part I -  Financial Information

Item 1 -  Financial Statements:

          Consolidated Statements of Financial                 1
          Condition as of September 30, 1997
          (Unaudited) and June 30, 1997

          Consolidated Statements of Income                    2
          (Unaudited) for the three months ended
          September 30, 1997 and 1996

          Consolidated Statements of Cash Flows                3
          (Unaudited) for the three months ended
          September 30, 1997 and 1996

          Notes to Consolidated Financial Statements           4

Item 2 -  Management's Discussion and Analysis of              5
          Financial Condition and Results of Operations

          Non-Performing Loans at Sept. 30, 1997 and
          June 30, 1997

          Risk-Based Capital Information at Sept. 30,
          1997 and June 30, 1997

Part II - Other Information

Signatures

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   9/30/1997     6/30/1997
                                  (Unaudited)   (Audited)
ASSETS

CASH AND CASH EQUIVALENTS
    CASH AND DUE FROM BANKS            $712,762     $721,891
    FEDERAL FUNDS SOLD                       $0           $0
    SHORT TERM INVESTMENTS                   $0       $1,041

TOTAL CASH AND CASH EQUIVALENTS        $712,762     $722,932

    SECURITIES HELD FOR SALE            $72,246      $66,156
    MORTGAGE-BACKED HELD FOR SALE    $1,386,199   $1,403,848
    INVESTMENT SECURITIES            $3,023,203   $4,022,932
    MORTGAGE-BACKED SECURITIES         $160,572     $171,794
    MORTGAGE LOANS HELD FOR SALE     $5,669,599   $4,460,810
    LOANS RECEIVABLE,NET           $133,421,789 $131,710,850
    FEDERAL HOME LOAN BANK STOCK     $1,313,100   $1,313,100
    REAL ESTATE OWNED                  $199,972     $131,000
    INVEST. IN JOINT VENTURE-BARR.     $678,994     $676,001
    INVEST. IN JOINT VENTURE-MTG.BK    $171,699     $183,318
    PROPERTY AND EQUIPMENT, NET      $3,014,314   $3,053,735
    ACCR. INT. REC.-LOANS              $832,735     $811,247
    ACCR. INT. REC.-INVESTMENT          $54,615      $89,675
    OTHER ASSETS                     $1,018,431     $823,746

SUB TOTAL                          $151,017,467 $148,918,212

          TOTAL ASSETS             $151,730,229 $149,641,144


LIABILITIES
    DEPOSITS-NON INT. BEARING        $4,594,035   $4,851,413
    DEPOSITS-INT. BEARING          $106,917,980 $106,897,105
    ADV. FROM FED. HOME LOAN BANK   $23,254,289  $20,606,615
    OTHER BORROWED MONEY               $103,492           $0
    ACCR. INT. PAYABLE-DEPOSITS         $42,436      $26,777
    ACCR. INT. PAYABLE-BORROWINGS       $69,471      $69,695
    ADV. FM BORROW. FOR TAXES\INS.   $2,599,944   $2,565,036
    OTHER LIABILITIES                  $677,105     $469,221

TOTAL LIABILITIES                  $138,258,753 $135,485,862

STOCKHOLDERS' EQUITY
   SERIAL PREFERRED STOCK, 500,000
    SHARES AUTHORIZED; NONE ISSUED           $0           $0
    COMMON STOCK, $.01 PAR VALUE
    3,000,000 SHARES AUTHORIZED,
    855,967 ISSUED                       $8,560       $8,560
    ADD'L PAID IN CAPITAL            $2,599,654   $2,599,654
    RETAINED EARNINGS-SUBSTANTIALLY
   RESTRICTED                       $11,123,526  $11,595,957
    NET UNREALIZED GAIN/(LOSS) ON
   INVESTMENTS HELD FOR SALE            $65,829      $59,482
    TREASURY STOCK                    ($326,091)   ($108,371)

TOTAL STOCKHOLDERS EQUITY           $13,471,476  $14,155,282

     TOTAL LIABILITIES AND EQUITY  $151,730,229 $149,641,144

SHARES OUTSTANDING                      834,662      847,034

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                     THREE MONTHS ENDED
                                           SEPT. 30,
                                    1997              1996
                                (Unaudited)        (Unaudited)
INTEREST INCOME
  LOANS                         $3,016,408        $2,800,742
  INVESTMENT SECURITIES            $89,988           $85,021
  MORTGAGE BACKED SECURITIES       $29,086           $39,115
  INTEREST BEARING DEPOSIT          $3,243            $2,080

TOTAL INTEREST INCOME           $3,138,725        $2,926,958

INTEREST EXPENSE
  DEPOSITS                      $1,396,492        $1,282,370
  BORROWINGS                      $326,478          $264,053

TOTAL INTEREST EXPENSE          $1,722,970        $1,546,423

PROVISION FOR LOAN LOSSES
  PROVISION FOR LOAN LOSSES        $75,000                $0

TOTAL PROVISION FOR LOAN LOSSES    $75,000                $0

         GROSS PROFIT           $1,340,754        $1,380,535

OTHER INCOME
  SERVICE FEES & OTHER CHARGES     $43,319           $31,464
GAIN\LOSS ON SALE OF INVESTMENTS      $846                $0
  INCOME FROM LOAN SERVICING       $67,768           $85,370
  INCOME FROM JOINT VENTURE         $3,500           $12,000
  OTHER OPERATING INCOME           $67,123           $96,516
  GAIN ON THE SALE OF MORTGAGES   $102,980           $95,398

TOTAL OTHER INCOME                $285,536          $320,748

OTHER EXPENSE
  EMPLOYEE COMPENSATION           $476,901          $480,754
  OFFICE OCCUPANCY & EQUIP.       $119,195          $116,082
  FDIC INSURANCE PREMIUMS          $27,976          $729,211
  OTHER EXPENSES                  $183,555          $157,188

TOTAL OTHER EXPENSES              $807,627        $1,483,235

INCOME FROM OPERATIONS            $818,663          $218,048

PRETAX INCOME                     $818,663          $218,048

INCOME TAXES
  INCOME TAXES                    $300,168        ($206,518)

TOTAL INCOME TAXES                $300,168        ($206,518)

         NET INCOME               $518,495          $424,566

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30,



                                 1997               1995
                                 (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                   $      518,495       $     424,566
Adjustments To
Reconcile Net Income To Net
Cash Provided From
Operating Activities:
     Depreciation                    42,371              44,703
   Provision for Loan Losses         75,000                   0
   Net Amortization Of
   Premiums & Discounts              37,057                (880)
   Deferred Loan Origination Fees    (5,771)            (13,255)
  (Income)/Loss From Joint Ventures  (3.500)            (12,000)
Changes in Certain Assets
and Liabilities:
Mortgage Loans Held For Sale     (1,208,789)         (3,462,963)
Foreclosed Real Estate              (68,972)                  0
Accrued Interest Receivable          13,572             (56,251)
Other Assets                       (194,685)             46,593
Accrued Interest Payable             15,435              12,499
Advances From Borrowers For
  Taxes and Insurance                34,908             (11,244)
Other Borrowings                    103,492                   0
Other Liabilities                   207,004             213,915
                               --------------     --------------
Net Cash (Used For) Provided
From Operating Activities   $    ( 433,503)     $    (2,754,317)

CASH FLOWS FROM INVESTMENT ACTIVITIES:

 Net Other Increase In
Loans Receivable                 (1,914,877)            794,223
Investment In Joint Ventures          8,626            ( 15,514)
Proceeds From Sale of
Foreclosed Real Estat               107,500              17,847
Purchase of FHLB Stock                    0                   0
Proceeds From Maturities
of Investments                      999,729               2,897
Purchase of Investment Securities         0          (1,325,000)
Proceeds From Sale of
Securities Available For Sale             0                   0
Change in Mark to
Market Adjustment Items             (10,577)             (1,856)
Principal Reductions On
Mortgage-Backed Securities           35,358             151,796
Purchases Of Property &
Equipment, Net                      ( 2,950)            (10,809)
                              --------------      --------------
Net Cash Provided From
(Used For) Investing Activities $(  779,191)      $     (386,416)


CASH FLOWS FROM FINANCING ACTIVITIES:
Interest Credited To
Dep. Accts., Excl. Escrow Accts.  1,394,685            1,281,621
Net Other (Decrease)
Increase in Deposits             (1,631,188)          (1,054,474)
Payments On Advances
From Federal Home Loan Bank     (21,452,326)         (20,152,184)
Proceeds From Advances
From Federal Home Loan Bank      24,100,000           22,000,000
Proceeds From Exercise
of Stock Options                          0                8,000
Purchase of Treasury Stock         (217,720)                   0
Dividends Paid on Common Stock     (990,927)            (145,376)
                             --------------      --------------
Net Cash (Used For)
Provided From Financing     $     1,202,524             1,937,587

Net Increase (Decrease)
In Cash Equivalents                 (10,170)          (1,203,146)
Cash and Cash Equivalents
At Beginning Of Period              722,932             1,373,763
                              --------------      --------------
Cash and Cash Equivalents
At End of Period            $       712,762         $     170,617
                              ==============      ==============

ES&L BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

     The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, Elmira Savings and Loan, F.A. (the Bank), as well as the Bank's wholly owned subsidiaries, Brilie Corporation (d/b/a ES&L Financial Services) and ES&L Mortgage Corporation (d/b/a Cayuga Mortgage Company). All significant inter-company accounts have been eliminated.

     The consolidated financial statements for the three months ending September 30, 1997 and 1996 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition and results of operations and changes in cash flows in conformity with generally accepted accounting principles, but reflect, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results for the three months ending September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998.

2.  Net Income Per Common Share:

     Net income per common share is based on the weighted average total shares outstanding during the respective periods. Weighted average total shares outstanding for the periods included herein are as follows:

                            Sept. 30, 1997     Sept. 30, 1996

   Three Months Ended         845,039            846,154

MANAGEMENT DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Bank's operations include two wholly-owned subsidiaries, Brilie Corporation (d/b/a ES&L Financial Services) and ES&L Mortgage Corporation (d/b/a Cayuga Mortgage Company). Brilie Corporation is a provider of appraisal services and nontraditional investment and insurance products to the Bank's customers and the general public. The investment products, which include life insurance and annuity contracts, health insurance and mutual funds, are offered under an agency relationship with major insurance companies and third party mutual funds providers. ES&L Mortgage Corporation is engaged in mortgage banking activities through the origination of mortgage loans for sale to investors, one of whom is the Bank.

FINANCIAL CONDITION:

The Corporations total assets were $151,730,229 at September 30, 1997, an increase of $2,089,085, or 1.40%, since the July 1, 1997 beginning of the fiscal year. The majority of the increase is related to an increase in net loans receivable, which totaled $133,421,789 at September 30, 1997, an increase of $1,710,939, or
1.30%, since the start of the fiscal year.

The majority of the asset growth was funded by a $2,647,674, or 12.85%, increase in the Corporation's Federal Home Loan Bank Advances. At September 30, 1997 total Advances from the Federal Home Loan Bank were $23,254,289, compared to $20,606,615 at June 30, 1997.

Shareholders' equity decreased by $683,806, or 4.83%, to $13,471,476 at September 30, 1997 as a result of two cash dividends, totaling $990,927, which were paid to stockholders during the September 1997 quarter. The dividend payout included a $1.00 per share special cash dividend, in addition to the Corporation's regular $0.17 per share quarterly cash dividend. The Corporation began the 1998 fiscal year with Shareholders' equity totaling $14,155,282.


RESULTS OF OPERATION: QUARTER ENDING SEPTEMBER 30, 1997 AND
SEPTEMBER 30, 1996:

Net interest income for the quarter ending September 30, 1997 was $1,415,754, an increase of 35,219, or 2.56%, compared to net interest income of $1,380,535, earned during the quarter ending
September 30, 1996.

Interest income earned by the Corporation totaled $3,138,725 for the quarter ending September 30, 1997, an increase of $211,767, or 7.24%, compared to interest income of $2,926,958 for the quarter ending September 30, 1996. The majority of the interest income earned by the Corporation is generated by its loans receivable portfolio. For the three months ending September 30, 1997 the Corporation's loan portfolio generated interest income totaling $3,016,408, an increase of $215,666, or 7.70%, compared to interest income totaling $2,800,742 during the comparable quarter. The increase is primarily the result of an increase in the average balance of the portfolio. During the September 1997 quarter the average balance of the loan portfolio was $139.9 million, while the average balance was $130.2 million during the quarter ending September 30, 1996. The average yield earned on the portfolio was nearly identical (8.63% and 8.61%, respectively) for the quarters ending September 30, 1997 and 1996. Despite an increase in the average yield of the Corporation's mortgage-backed security (MBS) portfolio, a decrease in the average balance of the outstanding MBS pools prompted a decrease in income from this interest earning asset. For the quarter ending September 30, 1997 the average balance of the Corporation's MBS pools was $1.5 million, yielding 7.81%, compared to $2.2 million, yielding 7.08%, for the September 1996 quarter. Interest income earned on the MBS portfolio totaled $29,086 during the three months ending September 30, 1997, a decrease of $10,029, or 25.64%, compared to the same quarter a year ago. Inasmuch as loan demand has remained strong over the last several years in its primary lending areas, the Corporation has not pursued the purchase of mortgage-backed security investments.

The Corporation's total interest expense was $1,722,970 for the September 1997 quarter, an increase of $176,547, or 11.42%, when compared to total interest expense of $1,546,423, paid during the
September 1996 quarter.   Interest paid by the Corporation on
deposits totaled $1,396,492 for the quarter ending September 30, 1997, an increase of $114,122, or 8.90%, compared to $1,282,370 for the quarter ending September 30, 1996. The increased expense is related to both an increase in the average balance and average cost of deposits outstanding. For the three months ending September 30, 1997 the average balance of the Corporation's outstanding deposits totaled $115.3 million, costing 4.84%, compared to $109.5 million, costing 4.69% for the three months ending September 30, 1996. Similarly, an increase in the average balance and average cost of the Corporation's borrowings, Advances from the Federal Home Loan Bank, has prompted an increase in interest expense related to this funding source. For the quarter ending September 30, 1997, interest paid on Advances from the Federal Home Loan Bank totaled $326,478, an increase of $62,425, or 23.64%, compared to interest expense totaling $264,053, for the quarter ending September 30, 1996. The average balance and average cost of Advances from the Federal Home Loan Bank were $22.2 million, costing 5.89%, and $18.8 million, costing 5.62%, for the quarters ending September 30, 1997 and 1996, respectively.

Provisions for loan losses are charged to earnings to bring the allowance to a level considered appropriate based on historical experience, the volume and type of lending conducted by the Corporation, industry standards, the status of past due principal and interest payments, general economic conditions - particularly as they relate to the Corporation's market area - and other factors related to the collectibility of the Corporation's loan portfolio. During the quarter ending September 30, 1997, the Corporation's provision for loan losses totaled $75,000. No provision was charged to earning during the comparable period.
No significant individual loans prompted the Corporation's increase in the provision, rather it reflects the growth of the Corporation's loan portfolio. At September 30, 1997 the Corporation's allowance for loan loss totaled $1,426,003, compared to $1,334,268 at September 30, 1996.

Total other income recorded by the Corporation during the quarter ending September 30, 1997 was $285,536, a decrease of $35,212, or 10.98%, when compared to total other income of $320,748 recorded during the quarter ending September 30, 1996. During the September 1997 quarter, income from service fees and other charges totaled $43,319, an increase of $11,855, or 37.68%, from the comparable quarter a year ago. The majority of the increase is related to service charges received from the early withdrawal of certificate of deposit accounts. Income from loan servicing decreased during the September 1997 quarter as a result of the amortization of expenses related to Statement of Accounting Standards No. 122 (SFAS 122) entitled "Accounting for Mortgage
Servicing Rights."   The change, which decreased servicing income
by approximately $28,800 during the current quarter was not in effect during the September 1996 quarter. Income from loan servicing totaled $67,768 and $85,370 for the quarters ending

September 30, 1997 and 1996, respectively. Other operating income was $67,123 for the three months ending September 30, 1997, a decrease of $29,393, or 30.46%, compared to $96,515 during the three months ending September 30, 1996. During the September 1996 period the Corporation recorded a $35,000 settlement of a deficiency judgment obtained in a foreclosure action dating back to 1989. No comparable income was included during the September 1997 quarter.

Total other expenses of the Corporation were $807,627 for the September 1997 quarter, a decrease of $675,608, or 45.55% compared to total other expenses of $1,483,235 incurred during the September 1996 quarter. The majority of the decrease is attributable to a reduction in expenses related to federal deposit insurance. During the September 1996 period the Corporation, as a result of the passage of federal legislation to recapitalize its insurance fund, paid a one time, pre-tax, special assessment of $657,000. The assessment was charged to all institutions insured by the Savings Association Insurance Fund (SAIF). Included in the legislation was also a provision which reduced the Corporation's ongoing insurance premiums to a level nearly equal to its competitors, who are insured by the Bank Insurance Fund. As a result of the premium reduction, ongoing deposit insurance premiums paid during the September 1997 quarter totaled approximately $28,000, a reduction of nearly $44,000 when compared to the September 1996 quarter. Insurance expense is based on deposits outstanding and the reduction in the deposit insurance premium occurred despite an overall increase in deposits outstanding. Total deposit insurance expense was $27,976 for the quarter ending September 30, 1997 and $729,211 for the quarter ending September 30, 1996. Other expenses totaled $183,555 for the quarter ending September 30, 1997, an increase of $26,367, or 16.77%, compared to the September 1996 quarter. No single expense prompted the majority of the increase, although the Corporation has recorded increases in advertising and loan origination expenses during the 1997 quarter.

During the quarter ending September 30, 1997 the Corporation recorded an income tax provision in the amount of $300,168, while during the quarter ending September 30, 1996 the Corporation recorded an income tax benefit of $206,518. The income tax benefit was the result of an extensive study of all tax liabilities during the September 1996 quarter. The expense during the September 1997 quarter approximates the statutory tax rate on the Corporation's pre-tax earnings for the quarter, less any applicable tax credits.

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

    The following table sets forth information with respect to the Association's non-performing assets at September 30, 1997 and June 30, 1997, respectively:

                             09-30-97             06-30-97
Loans accounted for on a
non-accrual basis:
 Real Estate:
 Residential               $  270,268.75      $   250,077.90
 Commercial                   320,048.96           61,131.53
 Commercial/Line of Credit          0.00                0.00
 Consumer/Home Equity          50,583.84           29,193.56
 Commercial(Non-Mortgage)           0.00                0.00
 Education                          0.00                0.00
 Consumer                           0.00                0.00
 Other                              0.00                0.00
 Total                     $  640,901.55       $  340,402.99


Accruing  loans which are
contractually past due
90 days or more:
 Real Estate:
 Residential               $  169,787.91      $    62,897.62
 Commercial                         0.00          316,148.25
 Commercial/Line of Credit          0.00                0.00
 Consumer/Home Equity               0.00                0.00
 Commercial(Non-Mortgage)           0.00                0.00
 Education                          0.00                0.00
 Consumer                       8,155.30                0.00
 Other                              0.00                0.00
 Total                    $   177,943.31     $    379,448.86

 Total of non-accrual &
 90 days past due loans   $   818,844.76     $    719,448.86

 Percentage of total loans         0.59%                .53%

 Other non-performing
 assets                   $   199,971.68     $    131,000.00

ELMIRA SAVINGS & LOAN, F.A.
RISK BASED CAPITAL CALCULATION



    The table below presents the Association's capital position relative to its various minimum statutory and regulatory requirements at September 30, 1997 and June 30, 1997 respectively:


                     09-30-97                   06-30-97
                               PERCENT                 PERCENT
                                  OF                      OF
                  AMOUNT       ASSETS (1)  AMOUNT      ASSETS (1)
Tangible Capital  12,467,833.24    8.25%   13,139,533.36  8.78%
Tangible Capital
Requirement        2,266,670.21    1.50%    2,244,520.13  1.50%
    Excess        10,201,163.03    6.75%   10,895,013.23  7.28%

Core Capital      12,467,833.24    8.25%   13,139,533.36  8.78%
Core Capital
Requirement        4,533,340.42    3.00%    4,489,040.27  3.00%
    Excess         7,934,492.82    5.25%    8,650,493.09  5.78%

Core and
Supplementary
Capital           13,729,387.67   13.60%   14,377,130.95 14.55%
Current
Risk-Based Capital
 Requirement.      8,073,948.32    8.00%    7,907,432.38  8.00%
    Excess         5,655,439.35    5.60%    6,469,698.57  6.55%

(1) Based upon tangible assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.

                         09-30-97        06-30-97
Tangible Assets -      151,111,347.45    149,634,675.66
Risk Weighted Assets - 100,924,354.03     98,842,904.78

                      ES&L BANCORP, INC.

                           PART II
                       OTHER INFORMATION


Item 1 - Legal Proceedings
       Not Applicable

Item 2 - Changes in Securities
       Not Applicable

Item 3 - Defaults Upon Senior Securities
       Not Applicable

Item 4 - Submission of Matters to a Vote of Security-Holders.
       Not Applicable

Item 5 - Other Information

  On October 21, 1997, the Board of Directors of ES&L Bancorp, Inc. declared a cash dividend of $0.17 per share. The total of dividends to be paid will be $141,799. The dividend will be paid on November 28, 1997 to stockholders of record on November 14, 1997.

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

Date:  November 14, 1997