Form 10-Q
period 1997-12-31
ES&L BANCORP INC
filed 1998-02-17
CIK 861995

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

     APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer's classes of common
stock, as of the latest practicable date.   833,733

             ES&L BANCORP, INC. AND SUBSIDIARIES
                      December 31, 1997


                          Index                              Page


Part I -  Financial Information

Item 1 -  Financial Statements:

          Consolidated Statements of Financial                 1
                      Condition as of December 31, 1997
          (Unaudited) and June 30, 1997

          Consolidated Statements of Income                    2

   (Unaudited) for the three months and
          six months ended December 31, 1997 and 1996

          Consolidated Statements of Cash Flows                3

   (Unaudited) for the six months ended
          December 31, 1997 and 1996

          Notes to Consolidated Financial Statements           4

         Item 2 -  Management's Discussion and Analysis of    5

   Financial Condition and Results of Operations

          Non-Performing Loans at December 31, 1997 and
          June 30, 1997                                      11

          Risk-Based Capital Information at December 31,
          1997 and June 30, 1997                             12

Part II - Other Information

Signatures                                                   13

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     DECEMBER 31, 1997   JUNE 30,
1997
                                        (UNAUDITED)
(AUDITED)
ASSETS

CASH AND CASH EQUIVALENTS
    CASH AND DUE FROM BANKS                 $1,986,627
$721,891
    FEDERAL FUNDS SOLD                        $700,000
   $0
    SHORT TERM INVESTMENTS                          $0
$1,041

TOTAL CASH AND CASH EQUIVALENTS             $2,686,627
$722,932

    SECURITIES HELD FOR SALE                   $79,326
$66,156
    MORTGAGE-BACKED HELD FOR SALE           $1,354,643
$1,403,848
    INVESTMENT SECURITIES                   $2,022,600
$4,022,932
    MORTGAGE-BACKED SECURITIES                $147,058
$171,794
    MORTGAGE LOANS HELD FOR SALE            $5,172,514
$4,460,810
    LOANS RECEIVABLE                      $132,346,694
$131,710,850
    FEDERAL HOME LOAN BANK STOCK            $1,313,100
$1,313,100
    REAL ESTATE OWNED                         $121,666
$131,000
    INSUBSTANCE FORECLOSURES                        $0
   $0
    INVEST. IN JOINT VENTURE-BARR.            $783,831
$676,001
    INVEST. IN JOINT VENTURE-MTG.BK.          $171,699
$183,318
    PROPERTY AND EQUIPMENT, NET             $2,975,175
$3,053,735
    ACCR. INT. REC.-LOANS                     $844,020
$811,247
    ACCR. INT. REC.-INVESTMENT                 $53,710
$89,675
    ACCR. INT. REC.-S\T INVEST.                     $0
   $0
    OTHER ASSETS                            $1,078,964
$823,746


SUB TOTAL                                 $148,464,999
$148,918,212

          TOTAL ASSETS                    $151,151,626
$149,641,144


LIABILITIES
    DEPOSITS-NON INT. BEARING               $5,026,209
$4,851,413
    DEPOSITS-INT. BEARING                 $107,754,385
$106,897,105
    ADV. FROM FED. HOME LOAN BANK          $21,301,927
$20,606,615
    OTHER BORROWED MONEY                            $0
   $0
    ACCR. INT. PAYABLE-DEPOSITS                   $289
$26,777
    ACCR. INT. PAYABLE-BORROWINGS              $89,212
$69,695
    ADV. FM BORROW. FOR TAXES\INS.          $2,788,678
$2,565,036
    OTHER LIABILITIES                         $385,526
$469,221
    PAYABLE TO SUBSIDIARY                           $0
   $0

TOTAL LIABILITIES                         $137,346,226
$135,485,862


EQUITIES
    COMMON STOCK                                $8,560
$8,560
    ADD'L PAID IN CAPITAL                   $2,599,654
$2,599,654
    RETAINED EARNINGS                      $11,476,824
$11,595,957
    NET UNREALIZED GAINS                       $62,456
$59,482
    TREASURY STOCK                           ($342,093)
($108,371)

TOTAL EQUITIES                             $13,805,400
$14,155,282


     TOTAL LIABILITIES AND EQUITY         $151,151,626
$149,641,144

SHARES OUTSTANDING                             833,773
847,034

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                        THREE MONTHS ENDING
SIX MONTHS ENDING
                                               DEC 31,
       DEC 31,
                                          1997         1996
 1997         1996
                                       (Unaudited)  (Unaudited)
(Unaudited)  (Unaudited)
Interest Income:
   Loans                                $2,999,191   $2,856,434
$6,015,599   $5,657,176
   Investment Securities                   $59,321      $83,643
 $149,308     $168,664
   Mortgage-Backed Securities              $28,901      $31,207
  $57,987      $70,322
   Interest-Earning Deposits and Other      $5,959       $2,833
   $9,202       $4,913

----------------------------------------------------
                 Total Interest Income  $3,093,372   $2,974,117
$6,232,096   $5,901,075

Interest Expense:
   Deposits                             $1,385,291   $1,284,405
$2,781,783   $2,566,775
   Borrowings                             $344,412     $321,539
 $670,890     $585,592

----------------------------------------------------
                Total Interest Expense  $1,729,703   $1,605,944
$3,452,673   $3,152,367

Net Interest Income                     $1,363,669   $1,368,173
$2,779,423   $2,748,708
Provision For Loan Losses                  $75,000           $0
 $150,000           $0

----------------------------------------------------
Net Interest Income After Provision     $1,288,669   $1,368,173
$2,629,423   $2,748,708
          for Loan Loss

Other Income:
   Service Fees And Other Charges          $40,783      $34,281
  $84,102      $65,745
   Gain on the Sale of Investments            $530          $89
   $1,376          $89
   Income From Loan Servicing              $65,894      $92,014
 $133,662     $177,384
   Other Operating Income                  $36,426      $49,254
 $103,549     $145,770
   Income from Joint Venture               $14,000      $10,000
  $17,500      $22,000
   Gain on Sale of Mortgages              $137,219      $83,345
 $240,199     $178,743

----------------------------------------------------
                    Total Other Income    $294,852     $268,983
 $580,388     $589,731

Other Expenses:
   Employee Compensation & Benefits       $466,029     $488,091
 $942,930     $968,845
   Office Occupancy and Equipment         $103,578     $142,745
 $222,773     $258,827
   Federal Deposit Insurance Premiums      $28,852      $58,272
  $56,828     $787,483
   Other                                  $183,440     $186,081
 $366,995     $343,269

----------------------------------------------------
                   Total Other Expense    $781,899     $875,189
$1,589,526   $2,358,424

----------------------------------------------------
Income Before Taxes                       $801,622     $761,967
$1,620,285     $980,015
Income Taxes                              $306,525     $291,273
 $606,693      $84,755

----------------------------------------------------
NET INCOME                                $495,097     $470,694
$1,013,592     $895,260
                                      ============ ============
============ ============

Earnings Per Share:                          $0.60        $0.56
    $1.21        $1.06
                                      ============ ============
============ ============

Dividend Per Common Share                    $0.17        $0.17
    $1.34        $0.34
                                      ============ ============
============ ============
Average Common Shares Outstanding          834,107      847,191
  839,573      846,672
                                      ============ ============
============ ============

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31,



                                 1997               1996
                                 (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                   $    1,013,592       $     895,260
Adjustments To
Reconcile Net Income To Net
Cash Provided From
Operating Activities:
     Depreciation                    82,758              96,848
   Provision for Loan Losses         75,000                   0
   Net Amortization Of
   Premiums & Discounts              83,608              (1,760)
   Deferred Loan Origination Fees    (7,272)            (21,830)
  (Income)/Loss From Joint Ventures (17,500)            (22,000)
Changes in Certain Assets
and Liabilities:
Mortgage Loans Held For Sale       (711,704)             38,429
Foreclosed Real Estate                9,334              31,815
Accrued Interest Receivable           3,192             (43,007)
Other Assets                       (255,218)             98,042
Accrued Interest Payable             (6,971)            (28,622)
Advances From Borrowers For
  Taxes and Insurance               223,642             155,842
Other Borrowings                          0                   0
Other Liabilities                   (83,695)           (396,357)
                               --------------     --------------
Net Cash (Used For) Provided
From Operating Activities   $       408,766      $      802,660

CASH FLOWS FROM INVESTMENT ACTIVITIES:

 Net Other Increase In
Loans Receivable                  ( 947,419)         (5,381,948)
Investment In Joint Ventures        (92,611)           (116,951)
Proceeds From Sale of
Foreclosed Real Estat               168,900                   0
Purchase of FHLB Stock                    0            (209,300)
Proceeds From Maturities
of Investments                    2,000,332           1,005,762
Purchase of Investment Securities         0          (1,325,000)
Proceeds From Sale of
Securities Available For Sale             0                   0
Change in Mark to
Market Adjustment Items              (4,956)            (17,423)
Principal Reductions On
Mortgage-Backed Securities           73,941             269,460
Purchases Of Property &
Equipment, Net                      ( 4,198)            (68,091)
                              --------------      --------------
Net Cash Provided From
(Used For) Investing Activities $ 1,193,989       $   (5,843,491)


CASH FLOWS FROM FINANCING ACTIVITIES:
Interest Credited To
Dep. Accts., Excl. Escrow Accts.  2,778,565            2,565,294
Net Other (Decrease)
Increase in Deposits             (1,746,489)          (4,040,182)
Payments On Advances
From Federal Home Loan Bank     (56,904,688)         (45,504,403)
Proceeds From Advances
From Federal Home Loan Bank      57,600,000           52,900,000
Proceeds From Exercise
of Stock Options                          0               16,000
Purchase of Treasury Stock         (233,722)             (54,730)
Dividends Paid on Common Stock   (1,132,726)            (289,603)
                             --------------        --------------
Net Cash (Used For)
Provided From Financing     $       360,940             5,592,376

Net Increase (Decrease)
In Cash Equivalents               1,963,695               551,545
Cash and Cash Equivalents
At Beginning Of Period              722,932             1,373,763
                              --------------
--------------
Cash and Cash Equivalents
At End of Period            $     2,686,627         $   1,925,308
                              ==============
==============

ES&L BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

     The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, Elmira Savings and Loan, F.A.(the Bank), as well as the Bank's wholly owned subsidiaries, Brilie Corporation (d/b/a ES&L Financial Services) and ES&L Mortgage Corporation (d/b/a Cayuga Mortgage Company). All significant inter-company accounts have been eliminated.

     The consolidated financial statements for the three months and six months ending December 31, 1997 and 1996 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition and results of operations and changes in cash flows in conformity with generally accepted accounting principles, but reflect, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results for the three months and six months ending December 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998.

2.  Net Income Per Common Share:

     Net income per common share is based on the weighted average total shares outstanding during the respective periods. Weighted average total shares outstanding for the periods included herein are as follows:

                            Dec. 31, 1997     Dec. 31, 1996

   Three Months Ended         834,107            847,191
   Six Months Ended           839,573            846,672

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

     The Bank's operations include two wholly-owned subsidiaries, Brilie Corporation (d/b/a ES&L Financial Services) and ES&L Mortgage Corporation (d/b/a Cayuga Mortgage Company). Brilie Corporation is a provider of nontraditional investment and insurance products to the Bank's customers and the general public. The investment products, which include life insurance and annuity contracts, health insurance and mutual funds, are offered under an agency relationship with major insurance companies and third party mutual funds providers. ES&L Mortgage Corporation is engaged in mortgage banking activities through the origination of mortgage loans for sale to investors, one of whom is the Bank.

FINANCIAL CONDITION:

On December 31, 1997 the Corporation's total assets equaled $151,151,626, an increase of $1,510,482, or 1.01%, from the July
1, 1997 beginning of its 1998 fiscal year. The majority of the increase results from a combination of an increase in the Corporation's net loans receivable and mortgage loans held for sale, which have increased $635,844 and $711,704, respectively over the first six months of the 1998 fiscal year. The Corporation has also experienced a $2,000,332 reduction in investment securities, as a result of the maturity of certain callable investment instruments. The receipt of the proceeds from the maturity of these investments has resulted in a nearly identical increase in the Corporation's cash and cash equivalents.

The growth in assets was funded by an increase of $1,032,076 in deposits held by the Corporation, along with a $695,312 increase in advances from the Federal Home Loan Bank of New York. At December 31, 1997 total deposits outstanding equaled $112,780,594, compared to $111,748,518 at June 30, 1997. During the same six month period, total advances from the Federal Home Loan Bank increased from $20,606,615 to $21,301,927.

The Corporation's shareholders' equity has decreased by $349,882 to $13,805,400 since the start of the 1998 fiscal period. The decrease is primarily the result of a $1.00 per share special cash dividend paid to shareholders in the first quarter of this fiscal year. This dividend was paid in addition to the regular quarterly dividends during the semiannual period. For the six months ending December 31, 1997 the Corporation has paid $1,132,726 in dividends to shareholders.

RESULTS OF OPERATIONS: QUARTER ENDING DECEMBER 31, 1997 AND
DECEMBER 31, 1996.

The Corporation recorded interest income of $3,093,372 for the quarter ending December 31, 1997, an increase of $119,255, or 4.01%, compared to interest income of $2,974,117 for the quarter ending December 31, 1996. The majority of the interest income earned by the Corporation is derived from its loan portfolio.
For the quarter ending December 31, 1997 interest income generated from loans totaled $2,999,191, an increase of $142,757, or 5.00%, compared to $2,856,434 in loan interest income recorded during the comparable quarter. The increase in earnings is a direct result of an increase in the average balance of loans outstanding, while the average yield earned on the portfolio was nearly identical during both periods. For the 1997 quarter the average balance of the loan portfolio was $140.2 million, yielding 8.56%, compared to $133.2 million, yielding 8.58%, for the December 1996 quarter. During the current quarter, as was previously mentioned, the Corporation recorded a reduction in its investment security portfolio. As a result, the average balance of the investment security portfolio, and the average yield earned on the portfolio, decreased. For the three months ending December 31, 1997 the average balance of the Corporation's investment security portfolio totaled $3.9 million, yielding 6.16%, compared to $5.3 million, yielding 6.29%, for the December 1996 period. As a result, interest earned on investments decreased by $24,322, from $83,643 for the December 1996 period to $59,321 for the December 1997 quarter.

Interest expense paid by the Corporation was $1,729,703 for the quarter ending December 31, 1997, an increase of $123,759, or 7.71%, compared to $1,605,944, for the quarter ending December
31, 1996.

Interest paid to depositors totaled $1,385,291 for the December 1997 quarter, an increase of $100,886, or 7.85%, compared to $1,284,405 during the December 1996 quarter. The majority of the increase in deposit interest expense is largely related to an increase in the average balance of deposits outstanding, however the average cost of deposits also increased during the 1997 period. For the three months ending December 31, 1997 the average balance of deposits outstanding was $113.9 million (costing 4.87%), compared to $108.0 million (costing 4.76%) during the same quarter one year ago. An increase in both the average balance and average cost of the Corporation's borrowings, advances from the Federal Home Loan Bank (FHLB), resulted in a $22,873, or 7.11%, increase in the cost of borrowings.
Average borrowings outstanding were $23.7 million (costing 5.80%) and $23.0 million (costing 5.59%) for the quarters ending December 31, 1997 and 1996, respectively. As was previously mentioned, the Corporation has funded asset growth by utilizing both retail deposits and FHLB advances. Over the past few years the Corporation has utilized low rate, short term advances to fund asset grow. However, because of the relatively flat yield curve and the current low interest rate environment, the Corporation somewhat adjusted its strategy. During December 1997 the Corporation modified the maturity schedule of its borrowings by reducing its overnight line of credit by $10 million in favor of a 10 year FHLB borrowing, which features a 5 year fixed rate and is callable after 5 years. The Corporation believes the new advance helps manage its interest rate sensitivity in addition to taking advantage of current low rates.

Provisions for loan losses are charged to earnings to bring the allowance to a level considered appropriate based on historical experience, the volume and type of lending conducted by the Corporation, industry standards, the status of past due principal and interest payments, general economic conditions - particularly as they relate to the Corporation's market area - and other factors related to the collectibility of the Corporation's loan portfolio. During the quarter ending December 31, 1997 the Corporation's provision for loan losses totaled $75,000. No provision was charged to earnings during the comparable period. No significant individual loans prompted the Corporation's increase, rather it reflects the growth in the Corporation's loan portfolio. At December 31, 1997 the Corporation's allowance for loan loss equaled $1,495,592, compared to $1,334,292 at December 31, 1996.

The Corporation's total other income rose $25,869, or 9.62%, to $294,852 for the quarter ending December 31, 1997, compared to $268,983 during the comparable quarter. The increase results primarily from an increase in gains recorded on the sale of mortgages, which totaled $137,219, for the December 1997 quarter, an increase of $53,874, over the same quarter one year ago. The increase is related to both an increase in mortgage sales, as well as an accounting change required by the Financial Accounting Standards Board. The accounting change, Financial Accounting Standards No. 122 (SFAS 122) entitled "Accounting for Mortgage Servicing Rights," was not in effect during the comparable 1996 quarter. The Corporation sells substantially all of its fixed rate residential mortgage originations into the secondary mortgage market. Given the attractive long term fixed rates currently available in the secondary mortgage market the Corporation, and its mortgage banking subsidiaries, experienced an increase in salable originations compared to the comparable quarter. Income from loan servicing decreased by $26,120, or 28.39%, to $65,894 for the quarter ending December 31, 1997. The entire decrease is related to the amortization of the value of mortgage servicing related to SFAS 122, identified above. This accounting policy was not in effect for the Corporation during the December 1996 quarter. Without the impact of the accounting change, servicing income would have increased during the current quarter by approximately $9,000. Other operating income totaled $36,426 for the quarter ending December 31, 1997, a decrease of $12,828, or 26.04%, compared to $49,254 for the comparable quarter. The decrease is largely the result of decreased commission revenue from the sale of non-insured investment products by ES&L Financial Services, one of the Corporation's subsidiaries.

Other operating expenses of the Corporation decreased by $93,290, or 10.66%, to $781,899 for the quarter ending December 31, 1997, compared to $875,189 during the quarter ending December 31, 1996. Employee compensation and benefit expense decreased by $22,062, or 4.52%, to $466,029, primarily as a result of a reduction in employees at the Corporation's mortgage banking and "cashless" deposit office in Ithaca, NY. Management of the Corporation decided to replace Ithaca staff with existing employees from the Corporation's main office. Salary and benefit costs have risen as a result of wage adjustments and increases in benefit expense, but have been more than offset by the reduced number of employees. Office occupancy, equipment and service fee expenses totaled $103,578 for the 1997 quarter, a decrease of $39,167, or 27.44% compared to the same quarter one year ago. The majority of the decrease is related to a reduction in depreciation expenses of the Corporation and its subsidiaries, as well as a credit against service fee expenses from one of the Corporation's service providers. Federal deposit insurance premiums have also decreased as a result of the passage of federal legislation to recapitalize the Bank's federal deposit insurance fund. Included in the legislation was a reduction in on-going premiums paid to the fund. As a result, during the December 1997 quarter the Corporation's deposit insurance expense totaled $28,852, a reduction of $29,420, or 50.49%, compared to the December 1996 quarter.

The Corporation's income tax expense for the December 1997 quarter was $306,525, an increase of $15,252 over the same quarter one year ago. The increase is directly related to an increase in the Corporation's net income before taxes.

RESULTS OF OPERATIONS: SIX MONTHS ENDING DECEMBER 31, 1997 AND
DECEMBER 31, 1996.

During the six months ending December 31, 1997 the Corporation recorded interest income of $6,232,096, an increase of $331,021, or 5.61%, compared to $5,901,075 earned during the six months ended December 31, 1996.

Interest generated from the Corporation's loan portfolio increased by $358,423, or 6.34%, to $6,015,599 during the 1997 six month period, compared to $5,657,176 for the comparable six month period. The majority of the increase in loan interest is the result of an increase in the average balance of loans outstanding. During the six month period ending December 31, 1997 the average balance of loans outstanding totaled $139.9 million, yielding 8.60%, compared to $131.7 million, yielding 8.59%, for the comparable 1996 period. As was mentioned previously, a decrease in the average balance of the Corporation's investment security portfolio occurred as a result of the maturity of investments held by the Corporation. Correspondingly, the average balance of the investment portfolio decreased from $5.2 million, yielding 6.47%, for the period ending December 31, 1996 to $4.6 million, yielding 6.48%, for the December 1997 six month period. As a result interest earned on the investment securities portfolio decreased by $19,356, or 11.48%, to $149,308 during the six month 1997 period. Interest earned on the Corporation's mortgage-backed security (MBS) portfolio was $57,987 for the six months ending December 31, 1997, a reduction of $12,335, compared to the six months ending December 31, 1996. The decrease was prompted by a reduction in the average balance of the portfolio that more than offset an increase in the average yield earned on the securities.
The average balance of the Corporation's MBS portfolio was $2.1 million, yielding 6.84%, and $1.5 million, yielding 7.86%, for the six months ending December 31, 1996 and 1997, respectively.

During the six months ending December 31, 1997 the Corporation recorded total interest expense of $3,452,673, an increase of $300,306, or 9.53% over the comparable 1996 period.

The majority of the Corporation's interest expense is paid to depositors. For the six months ending December 31, 1997 interest expense paid to depositors totaled $2,781,783, an increase of $215,008, or 8.38%, compared to deposit interest expense of $2,566,775 paid during the six months ending December 31, 1996. The increase in expense is a result of an increase in the average balance and average cost of average deposits outstanding. The Corporation's average deposits outstanding were $114.6 million (costing 4.85%) and $108.7 million (costing 4.72%) for the semiannual periods ending December 31, 1997 and 1996, respectively. Interest paid on the Corporation's borrowings, advances from the Federal Home Loan Bank (FHLB), also increased during the 1997 quarter from $585,592 for the six months ending December 31, 1996 to $670,890 for the 1997 six month period. The $85,298, or 14.57%, increase was the result of increases in the average balance and average cost of the borrowings. For the six months ending December 31, 1997 average borrowings totaled

22.9 million (costing 5.86%), compared to $21.1 million (costing
5.55%) for the comparable six month period.

Provisions for loan losses are charged to earnings to bring the allowance to a level considered appropriate based on historical experience, the volume and type of lending conducted by the Corporation, industry standards, the status of past due principal and interest payments, general economic conditions - particularly as they relate to the Corporation's market area - and other factors related to the collectibility of the Corporation's loan portfolio. During the six months ending December 31, 1997 the Corporation's provision for loan losses totaled $150,000. No provision was charged to earnings during the comparable period. No significant individual loans prompted the Corporation's increase, rather it reflects the growth in the Corporation's loan portfolio. At December 31, 1997 the Corporation's allowance for loan loss totaled $1,495,592, compared to $1,334,292 at December 31, 1996.

The Corporation's total other income decreased by $9,343, or 1.58%, to $580,388 for the six months ending December 31, 1997, compared to $589,731 for the 1996 six month period. Gains on the sale of mortgages increased by $61,456 to $240,199 during the December 1997 period as a result of both increased mortgage sales and a change in accounting policy, as required by the Financial Accounting Standards Board. The accounting change, Statement of Accounting Standards No. 122 (SFAS 122), entitled "Accounting for Mortgage Servicing Rights," was not in effect for the Corporation during the comparable period. Of the $61,456 increase in income during the 1997 six month period approximately $37,000 is related to increased income from sales, while the balance is the result of the accounting change. Service fees and other charges earned by the Corporation increased by $18,357 to $84,102 for the six months ending December 31, 1997. The increase was attributable to small increases in several types of fee income remitted by customers. Income from loan servicing was $133,662 for the six months ending December 31, 1997, a decrease of $43,722, compared to $177,384 for the comparable 1996 period. The decrease is directly attributable to the amortization of the value of mortgage servicing related to SFAS 122, which was identified above. The accounting standard was not in effect for the Corporation during the 1996 comparable period. Excluding the impact of SFAS 122 would have shown an increase in loan servicing income. Other operating income earned by the Corporation during the six months ending December 31, 1997 was $103,549, a decrease of $42,221, when compared to the same period in 1996. Included in income during the 1996 six month period was a $35,000 settlement of a deficiency judgment against a former commercial loan customer. No income of this type is included during the current period.

Total other expenses of the Corporation decreased by $768,898 to $1,589,526 during the six months ending December 31, 1997, compared to $2,358,424 for the six month period ending December 31, 1996. The majority of the decrease is attributable to a reduction in expenses related to federal deposit insurance. During the first quarter of the 1996 period the Corporation, in response to the passage of federal legislation to recapitalize its insurance fund, paid a one time, pre-tax, special assessment of $657,000. The assessment was charged to all institutions insured by the Savings Association Insurance Fund
(SAIF). Included in the legislation was also a provision which reduced the Corporation's ongoing insurance premiums to a level nearly equal to its competitors, who are insured by the Bank Insurance Fund. Deposit insurance expense for the six months ending December 31, 1997 was $56,828, compared to $787,483 for the six months ending December 31, 1996. Employee compensation and benefits decreased by $25,915, or 2.67%, to $942,930 for the 1997 six month period, compared to $968,845 for the comparable period. As has been stated earlier, the decrease is largely attributable to the fact that the number of employees of the Corporation was less during the 1997 six month period, than during the same six month period of 1996, and more than offset any wage and benefit cost increases. Office occupancy, equipment and service fee expense was $222,773 for the 1997 semiannual period, a reduction of $36,054, or 13.93%, compared to the six months ending December 1996. The majority of the decrease is related to a reduction of depreciation expense for the Corporation and its subsidiaries, as well as a credit against service fee expenses from one of the Corporation's service providers. Other expenses of the Corporation have increased $23,726, or 6.91%, to $366,995 for the six months ending December 31, 1997, compared to $343,269 for the same period one year ago. No single expense prompted the majority of the increase, although the Corporation has recorded increases in advertising and loan origination expenses during the 1997 period.

For the six months ending December 31, 1997 the Corporation has recorded an income tax provision of $606,693, which is an increase of $521,938 over the six months ending December 31, 1996. The income tax provision during the 1996 period was substantially reduced after an extensive study of all tax liabilities during the first quarter of the that fiscal year.
The provision during the first six months of the 1998 fiscal year approximates the statutory tax rate on the Corporation's pre-tax earnings for the period, less any applicable tax credits.

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

    The following table sets forth information with respect to the Association's non-performing assets at June 30, 1997 and December 31, 1997, respectively:

                             12-31-97             06-30-97
Loans accounted for on a
non-accrual basis:
 Real Estate:
 Residential               $  279,755.72      $   250,077.90
 Commercial                   718,225.04           61,131.53
 Commercial/Line of Credit     47,799.80                0.00
 Consumer/Home Equity          51,795.81           29,193.56
 Commercial(Non-Mortgage)      10,505.87                0.00
 Education                          0.00                0.00
 Consumer                       8,155.30                0.00
 Other                              0.00                0.00
 Total                     $1,116,237.54       $  340,402.99


Accruing  loans which are contractually past due 90 days or more:

 Real Estate:
 Residential               $    2,848.86       $    62,897.62
 Commercial                         0.00          316,148.25
 Commercial/Line of Credit          0.00                0.00
 Consumer/Home Equity               0.00                0.00
 Commercial(Non-Mortgage)           0.00                0.00
 Education                          0.00                0.00
 Consumer                           0.00                0.00
 Other                              0.00                0.00
 Total                     $    2,848.86      $    379,448.86

 Total of non-accrual &
 90 days past due loans    $1,119,086.40      $    719,448.86

 Percentage of total loans         0.81%                .53%

 Other non-performing
 assets                    $  121,665.64      $    131,000.00

ELMIRA SAVINGS & LOAN, F.A.
RISK BASED CAPITAL CALCULATION


    The table below presents the Association's capital position elative to its various minimum statutory and regulatory equirements at December 31, 1997 and June 30, 1997 respectively:


                     12-31-97                   06-30-97
                               PERCENT                 PERCENT
                                  OF                      OF
                  AMOUNT       ASSETS (1)  AMOUNT      ASSETS (1)
Tangible Capital  12,884,054.44   8.56%   13,139,533.36  8.78%
Tangible Capital
Requirement        2,256,655.81    1.50%    2,244,520.13  1.50%
    Excess        10,627,398.63    7.06%   10,895,013.23  7.28%

Core Capital      12,884,054.44    8.56%   13,139,533.36  8.78%
Core Capital
Requirement        4,513,311.62    3.00%    4,489,040.27  3.00%
    Excess         8,370,742.82    5.56%    8,650,493.09  5.78%

Core and
Supplementary
Capital           14,146,928.78   14.03%   14,377,130.95 14.55%
Current
Risk-Based Capital
 Requirement.       8,065,218.31    8.00%    7,907,432.38  8.00%
    Excess          6,081,710.47    6.03%    6,469,698.57  6.55%

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

(a) The registrant held its 1997 annual meeting of stockholders on Monday, October
27, 1997.

(b) This item is inapplicable since (i) proxies for the registrant's annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934,
     (ii) there was no solicitation in opposition to management's nominees as listed in the proxy statement and (iii) all of such nominees were elected.

(c) The matters voted upon at the annual meeting were: (i) the election of directors; and (ii) the ratification of the appointment of Mengel, Metzger, Barr & Co., LLP as independent auditors for the Corporation for the fiscal year ending June 30, 1998.

     1. Election of Directors:
                                           For          Against

        John F. Cadwallader              718,045         450
        Adrian P. Hulsebosch             718,270         225
        Paul Morss                       718,495          0

     2. Ratification of Appointment of Auditors:

               For            Against           Abstain

             718,215             0                280

(d) This item is inapplicable since the registrant's stockholders did not receive any solicitation subject to Rule 14a-11 in connection with the annual meeting.

Item 5 - Other Information

     On January 20, 1998, the Board of Directors of ES&L Bancorp,
Inc. declared a
cash dividend of $0.17 per share. The total of dividends to be paid will be
$141,741. The dividend will be paid on February 27, 1998 to stockholders of record on February 13, 1998.

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


Date:  February 17, 1998