Form 10-Q
period 1998-03-31
ES&L BANCORP INC
filed 1998-05-14
CIK 861995

SECURITIES AND EXCHANGE
COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

     APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer's classes of common
stock, as of the latest practicable date.   831,773

               ES&L BANCORP, INC. AND SUBSIDIARIES
                       March 31, 1998


                          Index                              Page


Part I -  Financial Information

Item 1 -  Financial Statements:

          Consolidated Statements of Financial                 1
          Condition as of March 31, 1998
          (Unaudited) and June 30, 1997

          Consolidated Statements of Income                    2
          (Unaudited) for the three months and
          nine months ended March 31, 1998 and 1997

          Consolidated Statements of Cash Flows                3
          (Unaudited) for the nine months ended
          March 31, 1998 and 1997

          Notes to Consolidated Financial Statements           4

Item 2 -  Management's Discussion and Analysis of              5
          Financial Condition and Results of Operations

          Year 2000 Information                               12

          Non-Performing Loans at March 31, 1998 and
          June 30, 1997                                       13

          Risk-Based Capital Information at March 31,
          1998 and June 30, 1997                              14

Part II - Other Information

Signatures

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                      MAR. 31,       JUNE 30,
                                        1998           1997
                                     (Unaudited)        (1)
ASSETS

Cash and Cash Equivalents              $1,342,082       $722,932
Investment Securities Held for Sale       $84,277        $66,156
Investment Securities,                 $1,026,870     $4,022,932
Approximate market value of $1,003,130
 & $4,036,495 at 03/31/98 & 06/30/97,
 respectively
Mortgage-Backed Securities Held for    $1,307,629     $1,403,848
Mortgage-Backed Securities,              $146,209       $171,794
 Approximate market value
 at 03/31/98 & $171,794 at 06/30/97,
 respectively
Mortgage Loans Held For Sale          $10,255,251     $4,460,810
Loans Recievable, Net                $128,037,380   $131,710,850
Federal Home Loan Bank Stock,          $1,313,100     $1,313,100
 at cost
Foreclosed Real Estate-Real Estate       $150,000       $131,000
Investment In Joint Venture:
Acquisition, Development & Construc      $859,185       $676,001
Mortgage Banking Partnership             $171,699       $183,318
Property and Equipment, Net            $2,937,004     $3,053,735
Accured Interest Recievable              $841,546       $900,922
Other Assets                           $1,118,491       $823,746
                                   ------------------------------
         Total Assets                $149,590,723   $149,641,144
                                   ==============================
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Liabilities:
     Deposits                        $113,531,682   $111,748,518
     Advances - FHLB  of N. Y.        $19,549,528    $20,606,615
     Other Borrowings                          $0             $0
     Accrued Interest Payable:
       Deposits                            $2,217        $26,777
       Borrowings                         $87,622        $69,695
     Advances From Borrowers For
          Taxes and Insurance          $1,778,160     $2,565,036
     Other Liabilities                   $490,763       $469,221
                                   ------------------------------
          Total Liabilities          $135,439,972   $135,485,862
                                   ------------------------------
Stockholders' Equity:
     Serial Preferred Stock, 500,000
      Shares Authorized; None Issue            $0             $0
     Common Stock, $.01 Par Value;
      3,000,000 Shares Authorized,
      855,967 and 855,967 Shares Is        $8,560         $8,560
     Additional Paid-In-Capital        $2,599,654     $2,599,654
   Retained Earnings - Substantially
      Restricted                      $11,820,131    $11,595,957
     Net Unrealized Gain/(Loss) on
      Invsetments Held for Sale           $64,499        $59,482
Treasury Stock (22,194 & 8,933          ($342,093)     ($108,371)
 shares respectively), at cost
                                   ------------------------------
       Total Stockholders' Equity     $14,150,751    $14,155,282

          Total Liabilities & Stock  $149,590,723   $149,641,144
                                   ==============================
     Shares Outstanding                   833,773        847,034
                                   ==============================

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                      3 MONTHS ENDED        9 MONTHS ENDED
                           MAR. 31,              MAR. 31,
                       1998       1997       1998       1997
                    (Unaudited)(Unaudited)(Unaudited)(Unaudited)
Interest Income:
  Loans             $2,950,791 $2,865,913 $8,966,390 $8,523,089
  Investment Sec.      $58,875    $80,568   $208,183   $249,232
  MBS                  $27,320    $30,360    $85,307   $100,682
  Deposits & Other      $5,735     $3,552    $14,937     $8,465
                    --------------------------------------------
Total Interest Inc  $3,042,721 $2,980,393 $9,274,817 $8,881,468

Interest Expense:
   Deposits         $1,366,487 $1,274,369 $4,148,270 $3,841,144
   Borrowings         $275,583   $331,437   $946,473   $917,029
                    --------------------------------------------
Total Interest Exp  $1,642,070 $1,605,806 $5,094,743 $4,758,173

Net Interest Income $1,400,651 $1,374,587 $4,180,074 $4,123,295
Loan Loss Provision    $75,000         $0   $225,000         $0
                    --------------------------------------------
Net Interest Income
After Provision     $1,325,651 $1,374,587 $3,955,074 $4,123,295

Other Income:
Service Fees/Charges   $36,054    $29,601   $120,156    $95,346
  Investment Gain       $5,118         $0     $6,494         $0
  Loan Servicing       $60,744    $89,502   $194,406   $266,886
  Other Op. Income     $52,634    $28,052   $156,183   $173,911
   Joint Venture       $23,317    ($6,273)   $40,817    $15,727
Gain on Sale
   of Mortgages       $117,069   $102,226   $357,268   $280,969
                    --------------------------------------------
Total Other Income    $294,936   $243,108   $875,324   $832,839

Other Expenses:
Employee Comp. & Ben  $483,342   $530,848 $1,426,272 $1,499,693
Office Occ. & Equip   $143,724   $126,145   $366,497   $384,972
   FDIC  Premiums      $29,155    $28,401    $85,983   $815,884
   Other              $189,983   $168,566   $556,978   $511,835
                    --------------------------------------------
Total Other Expenses  $846,204   $853,960 $2,435,730 $3,212,384
                    --------------------------------------------
Income Before Taxes   $774,383   $763,735 $2,394,668 $1,743,750
Income Taxes          $289,333   $292,024   $896,026   $376,779
                    --------------------------------------------
NET INCOME            $485,050   $471,711 $1,498,642 $1,366,971
                    ============================================

Earnings Per Share:      $0.58      $0.56      $1.79      $1.62
                    ============================================
Dividend
Per Common Share         $0.17      $0.17      $1.51      $0.51
                    ============================================
Average Common Shares
Outstanding            833,773    849,138    837,668    845,995
                    ============================================

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31,

                                       1998           1997
                                     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATION ACTIVITIES
 Net Income                            $1,498,642     $1,366,971
 Adjustments
   Cash Provided from Operating Activities:
     Depreciation                        $134,714       $135,489
     Provision For Loan Losses           $225,000             $0
     Net Amortization of Premiums &      $142,807        ($2,656)
     Deferred Loan Origination Fees       ($9,423)      ($26,759)
     (Income)/Loss from ADC Joint V      ($40,817)      ($15,727)
     Changes in Certain Assets and Liabilities:
       Mortgage Loans Held For Sale   ($5,794,441)    $1,906,654
       Foreclosed Real Estate            ($19,000)       $48,815
       Accured Interest Receivable        $59,376       ($40,968)
       Other Assets                     ($294,744)       $80,397
         Accrued Interest Payable         ($6,633)      ($16,261)
         Advances From Borrowers For
           Taxes and Insurance          ($786,876)     ($810,164)
         Other Liabilities                $21,542         $5,075
                                   ------------------------------
    Net Cash                          ($4,869,853)    $2,630,866

CASH FLOWS FROM INVESTMENT ACTIVITIES:
 Net Other Increase In Loans Recvble   $3,119,519    ($6,543,465)
 Investment In Joint Ventures           ($171,565)     ($170,261)
 Proceeds From Sale of REO               $241,400        $55,000
 Purchase of FHLB Stock                        $0      ($209,300)
 Proceeds: Maturities of Investment    $2,996,062     $1,333,409
 Purchase of Investment Securities             $0    ($2,324,063)
 Change in Mark to Market Adjustment      ($8,361)      ($15,459)
 Principal Reductions On MBS             $112,043       $357,319
 Purchases Of Property & Equipment       ($17,983)      ($93,308)
                                   ------------------------------
   Net Cash Provided From Investing    $6,271,115    ($7,610,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Interest To Dep. Accts., Excl. Esc    $4,143,777     $3,839,029
 Net Other (Decr.) Incr. in Deposits  ($2,360,613)   ($3,416,998)
 Payments On Advances From FHLB      ($67,857,087)  ($70,056,656)
 Proceeds From Advances From FHLB     $66,800,000    $74,700,000
 Proceeds: Exercise of Stock Options           $0        $16,000
 Purchase of Treasury Stock             ($233,722)      ($54,730)
 Dividends Paid on Common Stock       ($1,274,467)     ($433,367)
                                   ------------------------------
 Net Cash Provided From Financing       ($782,112)    $4,593,278

 Net Increase (Decrease)
   In Cash & Cash Equivalents            $619,150      ($385,984)
Cash & Cash Equivalents
   Beginning of Period                   $722,932     $1,373,763
                                   ------------------------------
 Cash & Cash Equivalents
   At End of Period                    $1,342,082       $987,779
                                   ==============================

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

     The consolidated financial statements for the three months and nine months ending March 31, 1998 and 1997 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition and results of operations and changes in cash flows in conformity with generally accepted accounting principles, but reflect, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results for the three months and nine months ending March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998.

2.  Net Income Per Common Share:

     Net income per common share is based on the weighted average total shares outstanding during the respective periods. Weighted average total shares outstanding for the periods included herein are as follows:

                            March 31, 1998    March 31, 1997

   Three Months Ended         833,773            849,138
   Nine Months Ended          837,668            845,995

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

FINANCIAL CONDITION:

At March 31, 1998 the Corporation's total assets were $149,590,723, nearly identical to the July 1, 1997 start of its' 1998 fiscal year. Mortgage loans held for sale totaled $10,255,251 at March 31, 1998, an increase of $5,794,441 over the beginning of the fiscal year. Inasmuch as the Corporation sells substantially all of its fixed rate residential mortgage originations into the national secondary mortgage market, the increase is the result of the current interest rate environment which has spurred a significant amount of fixed rate mortgage origination activity, including refinancings. As a result, the Corporation has recognized a $3,673,470 reduction in net loans receivable. At March 31, 1998 net loans receivable totaled $128,037,380 compared to $131,710,850 at the beginning of the 1998 fiscal year. Additionally, the Corporation has seen a $2,996,062 reduction in its' investment security portfolio. The reduction is a result of the payoff of investments in the portfolio which contained callable features.

Total liabilities of the Corporation equaled $135,439,972 at March 31, 1998, compared to $135,485,862 at the beginning of the 1998 fiscal year. Total deposits during the first nine months of the current fiscal year have grown by $1,783,164 to $113,531,682, while Advances from the Federal Home Loan Bank (FHLB) have decreased by $1,057,087 to $19,549,528.

Shareholders' equity at March 31, 1998 was $14,150,751, compared to $14,155,282 at June 30, 1997. While the Corporation has recorded earnings totaling $1,498,642 for the nine months ending March 31, 1998, during the same nine months the Corporation has paid cash dividends totaling $1,274,467. This includes a one time, special $1.00 per share cash dividend, totaling $846,979, paid in July 1997. Additionally, since the beginning of the 1998 fiscal year the Corporation has repurchased 13,261 shares of its common stock, which has further reduced shareholders' equity by $233,722.

RESULTS OF OPERATIONS: QUARTER ENDING MARCH 31, 1998 AND MARCH
31, 1997

During the three months ending March 31, 1998 the Corporation has recorded net interest income of $1,400,651, an increase of $26,064, or 1.90%, compared to net interest income of $1,374,587 recorded during the three months ending March 31, 1997.

Interest income earned by the Corporation during the March 1998 quarter increased by $62,328, or 2.09%, to $3,042,721, compared to $2,980,393 during the March 1997 quarter. The majority of the Corporation's interest income is generated from its' loan portfolio. For the three months ending March 31, 1998, $2,950,791 in interest income was generated from the loan portfolio, an increase of $84,878, or 2.96%, from the 1997 comparable period. The increase is attributable to an increase in the average balance of loans outstanding, which offset a 4 basis point reduction in the average yield earned on the portfolio. For the three months ending March 31, 1998 the average balance of the loan portfolio was $138.9 million, yielding 8.50%, compared to $134.2 million, yielding 8.54%, for the three months ending March 31, 1997. As mentioned earlier, the balance of the Corporation's investment security portfolio has decreased as a result of the payoff of investments which contained callable features. As a result the average balance of the portfolio has decreased and, despite an increase in the average yield of the portfolio, this prompted a decrease in overall earnings of the investment portfolio when compared to the 1997 quarter. For the quarter ending March 31, 1998 interest income generated from the investment portfolio was $58,875, a reduction of $21,693, or 26.93%, compared to the quarter ending March 31, 1997.

Interest paid on the Corporation's liabilities, deposits and FHLB advances, totaled $1,642,070 for the March 1998 quarter, an increase of $36,264, or 2.26%, compared to interest expense of $1,605,806 paid during the March 1997 quarter. An increase in both the average balance and average cost of the Corporation's deposits resulted in a $92,118, or 7.23%, increase in interest paid to depositors. For the quarter ending March 31, 1998 the average balance of deposits outstanding was $114.5 million (costing 4.77%), compared to $107.8 million (costing 4.73%). Total interest expense paid on deposits was $1,366,487 and $1,274,369, for the quarters ending March 31, 1998 and 1997, respectively. Interest paid by the Corporation on its' borrowings, FHLB advances, decreased by $55,854, or 16.85%, to $275,583 for the quarter ending March 31, 1998, compared to $331,437 for the March 1997 quarter. The decrease is the result of a $4.8 million reduction in the average balance of borrowings outstanding, and despite an 18 basis point increase in the average cost of the borrowings. For the quarter ending March 31, 1998 average borrowings totaled $19.8 million (costing 5.57%), compared to $24.6 million (costing 5.39%) for the quarter ending March 31, 1997.

Provisions for loan losses are charged to earnings to bring the total allowance to a level considered appropriate based on historical experience, the volume and type of lending conducted by the Corporation, industry standards, the status of past due principal and interest payments, general economic conditions - particularly as they relate to the Corporation's market area - and other factors related to the collectibility of the Corporation's loan portfolio. During the quarter ending March 31, 1998 the Corporation's provision for loan losses totaled $75,000. No provision was charged to earnings during the comparable period. No significant loans prompted the increase, rather it reflects a change in the composition of the Corporation's loan portfolio. At March 31, 1998 the Corporation's total allowance for loan loss was $1,522,310, compared to $1,313,767 at March 31, 1997.

The Corporation's other income totaled $294,936 for the quarter ending March 31, 1998, an increase of $51,828, or 21.32%, compared to the quarter ending March 31, 1997. During the March 1998 quarter the Corporation recorded net income of $23,317 from its' unconsolidated land development joint venture, compared to a net loss of $6,273 during the March 1997 quarter. Income is earned as lot sales occur from the real property owned by the partnership. During the March 1997 quarter there were no lot sales. Income recorded from the gain on the sale of mortgages totaled $117,069, an increase of $14,843, or 14.52%, compared to $102,226 earned during the March 1997 quarter. The Corporation sells substantially all of its fixed rate mortgage originations into the national secondary mortgage market. Given the current low interest rate environment, the Corporation and its mortgage banking subsidiaries have experienced an increase in loan originations over the comparable quarter. The Corporation's other operating income also increased during the 1998 quarter. For the three months ending March 31, 1998 other operating income totaled $52,634, an increase of $24,582, or 87.63%, compared to $28,052, recorded during the March 1997 quarter. The majority of the increase is attributable to an increase in income from ES&L Mortgage Corporation's mortgage banking partnership, PACE Funding, which recorded net income of approximately $9,200 during the March 1998 period, compared to a loss of approximately $7,000 during the March 1997 period. Additionally, income generated by Brilie Corporation, d/b/a ES&L Financial Services, rose approximately $6,000 during the March 1998 quarter. The Corporation has recorded a reduction in income related to the servicing of mortgages in the national secondary market. Servicing fees for the quarter ending March 31, 1998 decreased by $28,758, or 32.13%, from $89,502 for the three months ending March 31, 1997 to $60,744 for the three months ending March 31, 1998. The entire decrease is related to the amortization of the value of mortgage servicing as determined by Financial Accounting Standards No. 122 (SFAS 122), entitled "Accounting for Mortgage Servicing Rights." This accounting policy was not in effect for the Corporation during the March 1997 quarter. Without the impact of the accounting change, servicing income would have increased during the March 1998 period.

The Corporation's total other expense equaled $846,204, a reduction of $7,756, or nearly 1%, compared to total other expenses of $853,960 recorded during the March 1997 period. Employee compensation and benefits, which accounts for the majority of the Corporation's other expenses, decreased by $47,506, or 8.95%, to $483,342 for the three months ending March 31, 1998, compared to $530,848 for the three month 1997 comparable period. The majority of the decrease is related to an overall reduction in employees, and is attributable to the Corporation's decision to restructure the organization of ES&L Mortgage Corporation d/b/a Cayuga Mortgage Company, its' Ithaca,
NY mortgage banking subsidiary.   Existing main office employees
have absorbed the responsiblity at Cayuga Mortgage Company and the Bank's "cashless" deposit office, located within the Cayuga Mortgage office, without requiring additional staff in the Elmira office. The Corporation's office occupancy and equipment expense was $143,724 for the quarter ending March 31, 1998, an increase of $17,579, or 13.94%, compared to $126,145 during the March 1997 quarter. Nearly half of the increase resulted from equipment purchases, totaling $8,100, which were expensed under IRS regulation, section 179. The Corporation's other expenses totaled $189,983 for the quarter ending March 31, 1998, an increase of $21,417, or 12.71%, compared to $168,566 during the quarter ending March 31, 1997. The majority of the increase is related to loan origination expenses which have risen as a result of increased origination levels.

The Corporation's income tax expense for the March 1998 quarter was $289,333, nearly identical to the income tax expense recorded for the quarter ending March 31, 1997.

RESULTS OF OPERATIONS: NINE MONTHS ENDING MARCH 31, 1998 AND
MARCH 31, 1997

The Corporation recorded net interest income of $4,180,074 for the nine months ending March 31, 1998, an increase of $56,779, or 1.38%, compared to net interest income of $4,123,295 recorded during the comparable period ending March 31, 1997.

During the nine months ending March 31, 1998 interest income earned by the Corporation rose $393,349, or 4.43%, to $9,274,817, compared to $8,881,468 during the comparable period. Interest derived from the Corporation's loan portfolio totaled $8,966,390 for the nine month 1998 period, an increase of $443,301, or 5.20%, over the prior year's nine month period. The increase is the result of growth in the average balance of the loan portfolio, while the average yield on the portfolio remained nearly identical. For the three quarters ending March 31, 1998, the average balance of the Corporation's loan portfolio totaled $139.5 million, yielding 8.57%, compared to $132.4 million, yielding 8.58%, for the three quarters ending March 31, 1997.
The Corporation has reported a decrease in interest earnings from its' investment portfolio. As has been previous mentioned, since the second quarter of the 1998 fiscal year, the average balance of the portfolio has declined as a result of the payoff of investments within the portfolio. Despite an increase in the average yield of the portfolio, interest earned from investment securities has decreased by $41,049, or 16.47%, to $208,183 for the first nine months of the current fiscal period. For the nine months ending March 31, 1998 the average balance of the portfolio totaled $4.2 million, yielding 6.60%, compared to $5.2 million, yielding 6.40% for the nine months ending March 31, 1997.

Interest expense of the Corporation rose to $5,094,743 for the nine months ending March 31, 1998, compared to $4,758,173 for the 1997 period. The majority of interest expense is paid by the Corporation to its' depositors. During the nine month 1998 period interest paid on deposits totaled $4,148,270, an increase of $307,126, or 8.00%, compared to interest expense of $3,841,144 paid during the nine month period ending March 31, 1997. The majority of the increase is related to growth in the balance of average deposits outstanding, in addition, however, the average cost of deposits has also increased. During the 1998 nine month period average deposits outstanding totaled $114.5 million, costing 4.83%, compared to $108.4 million, costing 4.72%, for the nine months ending March 31, 1997. An increase in the average cost of the Corporation's borrowings, FHLB advances, outpaced a decline in the amount of average borrowings outstanding and prompted a $29,444, or 3.21%, increase in interest expense paid on borrowings. For the nine months ending March 31, 1998 and 1997 interest paid on borrowings totaled $946,473 and $917,029, respectively.

Provisions for loan losses are charged to earnings to bring the total allowance to a level considered appropriate based on historical experience, the volume and type of lending conducted by the Corporation, industry standards, the status of past due principal and interest payments, general economic conditions - particularly as they relate to the Corporation's market area - and other factors related to the collectibility of the Corporation's loan portfolio. During the 1998 nine month period the Corporation's provision for loan loss totaled $225,000. No provision was charged to earnings during the 1997 nine month period. No significant loans prompted the increase, rather it reflects a change in the composition of the Corporation's loan portfolio.
At March 31, 1998 the Corporation's total allowance for loan loss was $1,522,310, compared to $1,313,767 at March 31, 1997.

The Corporation's other income was $875,324 for the nine months ending March 31, 1998, an increase of $42,485, or 5.10%, over the comparable nine month period. Income resulting from the gain on the sale of mortgages has increased by $76,299, or 27.16%, to $357,268, compared to gains of $280,969 for the nine months ending March 31, 1997. The increase is directly related to increased loan sales, which have resulted from the low interest rate environment which has been prevalent during most of the 1998 fiscal year. Income from loan servicing has decreased, however, as a result of an accounting change. During the nine months ending March 31, 1998 the Corporation's income from loan servicing totaled $194,406, a decrease of $72,480, or 27.16%, compared to $266,886 for the nine months ending March 31, 1997. The entire decrease is related to the amortization of the value of mortgage servicing as required by Financial Accounting Standards No. 122 (SFAS 122) entitled "Accounting for Mortgage Servicing Rights." This accounting policy was not in effect during the nine months ending March 31, 1997.

Other expenses incurred by the Corporation during the nine months ending March 31, 1998 totaled $2,435,730, a decrease of $776,654, over the nine months ending March 31, 1997. The majority of the decrease is the reduction of federal deposit insurance premium expense which totaled $85,983 during the 1998 nine month period, compared to $815,884 during the 1997 nine month period. During the first quarter of the 1997 fiscal year the Corporation, in response to the passage of federal legislation to recapitalize its' insurance fund, paid a one time, pre-tax, special assessment of $657,000. The assessment was charged to all institutions insured by the Savings Association Insurance Fund
(SAIF). Included in the legislation was also a provision which reduced the Corporation's ongoing insurance premiums to a level nearly equal to its' competitors, who are insured by the Bank Insurance Fund (BIF). Employee compensation and benefit expense has decreased by $73,421, or 4.90%, to $1,426,272 for the nine months ending March 31, 1998 compared to $1,499,693 for the nine months ending March 31, 1997. As was previously identified, the total number of employees of the Corporation was less during the nine month 1998 period, when compared to the comparable nine months during the 1997 fiscal year which more than offset any wage and benefit cost increases. The Corporation has recorded a $45,143, or 8.82%, increase in other expenses, which totaled $556,978 and $511,835 for the nine months ending March 31, 1998 and 1997, respectively. The increase is largely attributable to increased loan origination and advertising/marketing expenses.

For the nine months ending March 31, 1998 the Corporation has recorded an income tax provision of $896,026, which is an increase of $519,247 over the nine months ending March 31, 1997. The income tax provision during the 1997 period was substantially reduced after an extensive review of all tax liabilities during the first quarter of that fiscal year. The provision for the first nine months of the 1998 fiscal year approximates the statutory rate on the Corporation's pre-tax earnings for the period, less any applicable tax credits.

YEAR 2000 CONSIDERATIONS:

  A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operations of the Corporation.

  During 1997, the Corporation developed a Year 2000 preparedness plan which was submitted and approved by the Corporation's Board of Directors on July 10, 1997. The plan was subsequently submitted to the Office of Thrift Supervision (OTS), who found it an acceptable strategy to assure a smooth transition into the year 2000.

  The plan established procedures to contact and monitor the Year 2000 preparedness of all third party servicers, including NCR Corporation - the company responsible for the Bank's customer account processing. NCR has a plan in place which has been reviewed by external audit organizations, as well as Federal Bank examiners. NCR is currently in the process of testing their plan.

  All other service providers have been contacted and have responded identifying the plan they have developed and have provided testing dates to verify the resolution of any potential problems.

  The Corporation has tested all of our internal systems and have found them to be year 2000 compliant. Additionally, the Corporation has surveyed its commercial loan customer base asking for information on how those companies are addressing any potential problems.

  At the present time, the Corporation anticipates no significant financial expenditure will be necessary with regard to year 2000 compliance.

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

    The following table sets forth information with respect to the Association's non-performing assets at June 30, 1997 and December 31, 1997, respectively:

                              3-31-98             06-30-97
Loans accounted for on a
non-accrual basis:
 Real Estate:
 Residential               $ 336,329.77      $   250,077.90
 Commercial                  451,438.14           61,131.53
 Commercial/Line of Credit    48,948.52                0.00
 Consumer/Home Equity              0.00           29,193.56
 Commercial(Non-Mortgage)     10,505.87                0.00
 Education                         0.00                0.00
 Consumer                      8,155.30                0.00
 Other                             0.00                0.00
 Total                     $ 855,377.60       $  340,402.99


Accruing  loans which are contractually past due 90 days or more:

 Real Estate:
 Residential               $        0.00      $    62,897.62
 Commercial                     8,286.82          316,148.25
 Commercial/Line of Credit          0.00                0.00
 Consumer/Home Equity               0.00                0.00
 Commercial(Non-Mortgage)           0.00                0.00
 Education                          0.00                0.00
 Consumer                           0.00                0.00
 Other                              0.00                0.00
 Total                     $    8,286.82     $    379,448.86

 Total of non-accrual &
 90 days past due loans    $  863,664.42      $    719,448.86

 Percentage of total loans         0.62%                .53%

 Other non-performing
 assets                    $ 150,000.00      $    131,000.00

ELMIRA SAVINGS & LOAN, F.A.
RISK BASED CAPITAL CALCULATION


    The table below presents the Association's capital position relative to its various minimum statutory and regulatory requirements at March 31, 1998 and June 30, 1997 respectively:


                     03-31-98                   06-30-97
                               PERCENT                 PERCENT
                                  OF                      OF
                  AMOUNT       ASSETS (1)  AMOUNT      ASSETS (1)
Tangible Capital  12,913,205.35   8.68%    13,139,533.36  8.78%
Tangible Capital
Requirement        2,232,137.55    1.50%    2,244,520.13  1.50%
    Excess        10,681,067.80    7.18%   10,895,013.23  7.28%

Core Capital      12,913,205.35    8.68%   13,139,533.36  8.78%
Core Capital
Requirement        4,464,275.10    3.00%    4,489,040.27  3.00%
    Excess         8,448,930.25    5.68%    8,650,493.09  5.78%

Core and
Supplementary
Capital           14,180,775.79   14.01%   14,377,130.95 14.55%
Current
Risk-Based Capital
 Requirement.      8,097,511.61    8.00%    7,907,432.38  8.00%
    Excess         6,083,264.18    6.01%    6,469,698.57  6.55%

(1) Based upon tangible assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.

                         03-31-98        06-30-97
Tangible Assets -      148,809,169.68    149,634,675.66
Risk Weighted Assets - 101,218,895.14     98,842,904.78

ES&L BANCORP, INC.
PART II
OTHER INFORMATION

Item 1 - Legal Proceedings
       Not Applicable

Item 2 - Changes in Securities
       Not Applicable

Item 3 - Defaults Upon Senior Securities
       Not Applicable

Item 4 - Submission of Matters to a Vote of Security-Holders.
       Not Applicable

Item 5 - Other Information

  On April 21, 1998, the Board of Directors of ES&L Bancorp, Inc.
declared a cash
dividend of $0.17 per share. The total of dividends to be paid will be $141,401.
The dividend will be paid on May 29, 1998 to stockholders of record on May 15, 1998.

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


Date: May 15, 1998