Form 10-K
period 1998-06-30
ES&L BANCORP INC
filed 1998-09-24
CIK 861995

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended June 30, 1998


[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                        Commission File Number: 0-18782

                               ES&L BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                               16-1387158
     ---------------------------------------------        -------------------
     (State or other jurisdiction of incorporation        (I.R.S. Employer
     or organization)                                     Identification No.)

        300 West Water Street, Elmira, New York                   14901
        ----------------------------------------               ----------
        (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (607) 733-5533
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days. Yes   X    No    .
                                            ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   Yes   X    No
                  ---      ---

The registrant's voting stock is not regularly and actively traded in any established market and there are no regularly quoted bid and asked prices for the registrant's common stock. On the basis of the last per share sales price of which the registrant is aware ($23.25 per share), management estimates that the aggregate market value of the voting stock held by non-affiliates of the registrant at September 1, 1998 was $10,962,863. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

As of September 1, 1998, there were 835,192 shares outstanding of the registrant's common stock, of which directors and executive officers and more than 5% beneficial owners held 363,671 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

            1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1998. (Parts I and II)

     2. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part III)

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

     The Corporation's executive offices are located at 300 West Water Street, Elmira, New York. Its telephone number is (607) 733-5533.

     THE BANK. Elmira Savings & Loan was incorporated in 1888 as a New York chartered savings association. In 1983, the Bank converted from a state to a federally chartered association and acquired its current name. The Bank's main office is located in Elmira, New York.

     The Bank is principally engaged in the business of accepting deposits from the general public and originating loans secured by residential real estate. The Bank also engages in commercial real estate lending in its primary market area and, to a lesser extent, consumer lending, and invests in government and federal agency obligations. At June 30, 1998, the Bank had total assets of $152.2 million, deposits of $112.2 million, net loans receivable of $126.2 million and shareholders' equity of $14.5 million.

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

PROPOSED REGULATORY AND LEGISLATIVE CHANGES

     On May 13, 1998, the U.S. House of Representatives by one vote passed H.R. 10 (the "Act"), the "Financial Services Competition Act of 1998," which calls for a sweeping modernization of the banking system that would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises. The stated purposes of the Act are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition.

     H.R. 10 removes the restrictions contained in the Glass-Steagall Act of 1933 and the Bank Holding Company Act of 1956, thereby allowing qualified financial holding companies to control banks, securities firms, insurance companies, and other financial firms. Conversely, securities firms, insurance companies and financial firms would be allowed to own or affiliate with a commercial bank. Under the new framework, the Federal Reserve would serve as an umbrella regulator to oversee the new financial holding company structure. Securities affiliates would be required to comply with all applicable federal securities laws, including registration and other requirements applicable to broker-dealers. The Act also provides that insurance affiliates be subject to applicable state insurance regulations and supervision. The Act preserves the thrift charter and all existing thrift powers, but restricts the activities of new unitary thrift holding companies.

     The Senate is now considering the legislation but may further modify the Act. At this time, it is unknown whether the Act will be enacted, or if enacted, what form the final version of such legislation might take.

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

     Set forth below is selected data relating to the composition of Elmira Savings & Loan's loan portfolio by type of loan on the dates indicated.

                                                                       At June 30,
                                                -------------------------------------------------------------
                                                         1998                  1997              1996
                                                ---------------------  ------------------  ------------------
                                                   Amount        %      Amount       %      Amount       %
                                                ------------  -------  ---------  -------  ---------  -------
                                                                   (Dollars in thousands)
First Mortgage Permanent Loans:
 Conventional 1-4 family......................     $ 65,069    51.57%  $ 74,276    56.39%  $ 66,251    54.47%
 FHA/VA 1-4 family............................           --       --         --       --         16      .01
 Multi-family.................................       12,972    10.28     11,554     8.77     12,420    10.21
 Commercial real estate.......................       29,740    23.57     28,003    21.26     25,722    21.15
 Construction:
   Residential................................        1,997     1.58      2,210     1.68      1,912     1.57
   Commercial.................................        2,996     2.37      2,510     1.91      2,046     1.68
                                                   --------   ------   --------   ------   --------   ------
    Total first mortgage......................     $112,774    89.37   $118,553    90.01   $108,367    89.09

Consumer loans:
 Home equity line of  credit..................     $  5,392     4.27      6,049     4.58      6,699     5.51
 Loans on savings  accounts...................          264     0.21        246      .19        214      .18
 Education loans..............................          333     0.26        462      .35        471      .39
 Automobile loans.............................          460     0.36        627      .48        681      .56
 Second mortgage loans........................        5,005     3.97      4,440     3.37      3,847     3.16
 Other consumer loans.........................          157     0.13        136      .11        136      .11
 Demand notes.................................          954     0.76      1,188      .90      1,520     1.25
                                                   --------   ------   --------   ------   --------   ------
    Total consumer loans......................     $ 12,565     9.96     13,148     9.98     13,568    11.15

Commercial lines of credit....................     $  2,891     2.29      1,353     1.03      1,212     1.00
Commercial non-mortgage.......................        1,603     1.27      1,807     1.37      1,926     1.58
                                                   --------   ------   --------   ------   --------   ------
    Total.....................................     $129,833       --   $134,861       --   $125,073       --

Less:
Loans in process.............................      $ (2,274)   (1.80)    (1,790)   (1.36)    (1,953)   (1.60)
Allowance for loan  loss....................         (1,473)   (1.17)    (1,435)   (1.09)    (1,431)   (1.18)
Deferred loan origination fees and premiums..            95      .08         75      .06        (53)    (.04)
                                                   --------   ------   --------   ------   --------   ------
     Total....................................     $126,181   100.00%  $131,711   100.00%  $121,636   100.00%
                                                   ========   ======   ========   ======   ========   ======

     The following table presents at June 30, 1998 the scheduled amounts of loan principal repayments expected to be received by the Bank during the periods shown based upon the time remaining before contractual maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

     The table below does not include any estimate of prepayments. Prepayments significantly shorten the average life of all mortgage loans. Thus, management believes that the following table will bear little resemblance to what the actual repayments of the loan portfolio will be.

                                                Due after
                               Due During       1 through    Due after 5
                             the year ending  5 years after  years after
                                June 30,        June 30,      June 30,
                                  1999            1998          1998
                             ---------------  -------------  -----------

Real estate mortgage.......      $ 4,952,617    $19,339,683  $83,488,146
Mortgages held for resale..        8,231,474             --           --
Real estate construction...        1,525,976        350,414    3,117,004
Installment................        2,627,163      4,593,434    5,344,272
Commercial.................          327,970      1,306,771    2,859,199
                                 -----------    -----------  -----------
    Total..................      $17,665,200    $25,590,302  $94,808,621
                                 ===========    ===========  ===========


     The following table apportions the dollar amount of the loans due subsequent to the year ended June 30, 1998 between those with predetermined interest rates and those with adjustable interest rates.

                             Predetermined Rates Adjustable Rates
                             ------------------- ----------------
Real estate mortgage.......      $ 4,413,237       $103,367,206
Mortgages held for resale..        8,231,474                 --
Real estate construction...          853,913          4,139,482
Installment................        7,176,530          5,388,340
Commercial.................           28,875          4,465,066
                                 -----------       ------------
    Total..................      $20,704,029       $117,360,094
                                 ===========       ============

     ONE- TO FOUR-FAMILY MORTGAGE LOANS.   At June 30, 1998, the Bank held in
its portfolio $65.1 million of first mortgage loans secured by one- to four-family residential units, representing 51.6% of its total portfolio. Since approximately 1983 , the principal one- to four-family mortgage instruments offered by the Bank have included several forms of adjustable-rate loans with interest rates and payment adjustments made at regular intervals (generally on a 12 month cycle). These loans are generally limited to 2% maximum annual adjustments and a maximum aggregate adjustment over the life of the loan, and are based upon movements in the United States Treasury Securities Index for securities of the same length as the applicable adjustment period, with amortization schedules generally varying from 15 to 30 years. The Bank also offers adjustable rate mortgage loans which are convertible, at the option of the borrower, into fixed rate mortgage loans. Upon conversion, these loans are generally sold by the Bank in the secondary market. The Bank's adjustable rate mortgage loans do not permit negative amortization of principal and carry no prepayment penalty. The Bank qualifies the borrower at either the initial interest rate or at 200 basis points above the initial rate on adjustable-rate mortgage loans. At June 30, 1998, approximately $61.8 million of the Bank's first mortgage one-to four-family residential loan portfolio consisted of adjustable-rate loans.

     The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps reduce the Bank's exposure to increases in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is possible therefore that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. Further, the adjustable-rate mortgages offered by the Bank, as well as by many other thrift institutions, sometimes provide for initial rates of interest below the rates which would prevail were the index used for pricing applied initially. These loans are subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently comes into effect, replacing the lower initial rate. During fiscal year 1998, the Bank, Cayuga Mortgage and PACE Funding originated approximately $13.0 million of residential adjustable-rate mortgage loans with such below-market rates.

     The Bank also makes 15 through 30 year fixed rate fully amortizing loans. Substantially all of these loans are originated with a commitment for sale in the secondary market. Typically, when the rate is established on these loans, a forward commitment is generated to sell the loan. Loans sold in the secondary market are sold without recourse. During fiscal year 1998, the Bank and its mortgage banking subsidiary originated approximately $39.4 million of fixed-rate loans and sold $41.7 million, servicing retained, in the secondary market. At June 30, 1998, the Bank had forward commitments to sell closed loans totaling approximately $15.7 million in the secondary mortgage market.

     Cayuga Mortgage and PACE Funding also originate fixed rate mortgage loans for the Bank, which then sells them, servicing retained, in the secondary market. At June 30, 1998, the Bank had a residential mortgage servicing portfolio of $151.1 million.

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

     CONSTRUCTION LENDING. The Bank originates construction loans for the construction of one- to four-family residences and commercial real estate properties. Such loans are secured by a first lien on the subject property and are made in conjunction with the Bank's review and approval to provide the permanent mortgage loan financing for the residential or commercial property. Upon completion of construction, a portion of these permanent residential loans are then converted to the fixed rates offered by the Bank at the time of
completion and are subsequently sold.   Construction loans generally have  a
construction period which ranges from three months to one year, with interest due monthly. The rate during construction, is typically tied to the Prime
Interest Rate.   As of June 30, 1998 the Bank had $5.0 million outstanding in construction loans. Of that amount, $2.0 million represented loans on one- to four-family residences made directly to the homeowner.

     Construction loans originated by the Bank include single- and multi-family residences, motels and office buildings. The Bank typically will not originate the construction loan unless it is also making the permanent loan if a permanent loan is required. These loans typically range in size between $50,000 and $200,000 for residential loans and up to $800,000 for commercial loans.

     Cayuga Mortgage and PACE Funding originated approximately $1.1 million of the $2.0 million total residential construction loans outstanding at June 30, 1998. All construction loans originated by Cayuga Mortgage and PACE Funding are underwritten according to the same standards and on the same general terms as those originated by the Bank. These residential construction loans are generally in amounts under $200,000 and are secured by single family properties.

     Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved occupied real estate because loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment.

     The Bank's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank considers the reputation of the borrower and the contractor, the amount of the borrower's equity in the project, independent valuations and review of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. To reduce the risks inherent in construction lending, the Bank also requires, where appropriate, personal guarantees of the principals of the borrower.

     COMMERCIAL REAL ESTATE AND MULTI-FAMILY LENDING. As of June 30, 1998, the Bank held $29.7 million in commercial real estate loans and $13.0 million in multi-family loans, which represented approximately 23.6% and 10.3% of loans held in the Bank's loan portfolio, respectively. These loans are secured by property located in the Bank's market area and by diverse forms of collateral, including apartment buildings, single proprietor businesses, motels, restaurants, and various special purpose properties. The Bank originates a small number of these loans with Small Business Administration ("SBA") guarantees. SBA will generally guarantee between 75% and 80% of the loan balance. However, the SBA imposes some limitations on the interest rate and loan origination fees charged.

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

     The table below sets forth, by type of security property, the number and amount of Elmira Savings & Loan's commercial real estate loans at June 30, 1998.

                                                 Outstanding
                                       Number     Principal       Amount
                                      of  Loans    Balance    Non Performing
                                      ---------  -----------  --------------

Medical facilities..................         36  $ 5,469,059           $0.00
Retail property.....................         40    4,592,138            0.00
Office buildings....................         36    3,419,793            0.00
Restaurant/lounge...................         15      927,984            0.00
Office and warehouse/storage units..         15    2,541,024            0.00
Hotel/motel.........................         10    5,189,617            0.00
Nonprofit/church/school.............          8      582,468            0.00
Other...............................         52    7,018,162            0.00
                                            ---  -----------           -----
    Total...........................        212  $29,740,245           $0.00
                                            ===  ===========           =====


     CONSUMER AND COMMERCIAL BUSINESS LENDING. At June 30, 1998, the Bank's consumer loan portfolio totaled $12.6 million and its commercial business loans totaled $4.5 million, representing 10.0% and 3.6% of the Bank's total loan portfolio, respectively. The majority of the loans in the Bank's consumer loan portfolio are secured by real estate. The Bank offers a variety of secured consumer loans, including automobile loans, home equity loans and loans secured by savings deposits. In addition, the Bank offers home improvement loans and other unsecured consumer loans. The Bank expects to continue, subject to market conditions, to expand its consumer lending activities as part of its plan to provide a wide range of personal financial services to its customers. Management believes that the shorter terms and normally higher interest rates available on various types of consumer loans will be helpful in maintaining a profitable spread between Elmira Savings & Loan's average loan yield and its cost of funds.

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

     The Bank adds general provisions to its consumer loan loss allowance, based on general economic conditions and prior loss experience. The Bank's allowance for consumer loan losses at June 30, 1998 was equal to $115,599, or approximately .92% of the total outstanding balance of such loans. In establishing its allowance for consumer loan losses, management considers that the majority of the loans in its consumer loan portfolio are home equity loans secured by residential real estate. Consumer loan delinquencies often increase over time as the loans age. Accordingly, although the level of delinquencies in the Bank's consumer loan portfolio has generally been low ($106,000, or approximately 0.84% of the consumer loan portfolio, at June 30, 1998), there can be no assurance that delinquencies will not increase in the future.

     Since 1986, the Bank has been actively involved in originating home equity lines of credit. These loans amounted to $5.4 million or 4.3% of the Bank's loan portfolio at June 30, 1998. Home equity loan rates adjust quarterly with an open credit line during the initial four to seven year period. Loan to value ratios on these loans (including the first mortgage) typically do not exceed 80% of the appraised value of the real estate. The Bank also originates short term, fixed rate, second mortgage loans. At June 30, 1998, these consumer mortgages totaled $5.0 million, or 4.0% of the Bank's loan portfolio.

     The Bank originates student loans, most of which are guaranteed by the federal government and sold to the Student Loan Marketing Association. The Bank also originates direct automobile loans to its customers (approximately $460,000 outstanding at June 30, 1998), and had approximately $950,000 of secured and unsecured time and demand notes outstanding at June 30, 1998.

     The Bank had approximately $1.6 million of commercial business loans outstanding at June 30, 1998 which were not collateralized by real estate. Approximately 44.8% of these loans are guaranteed by the SBA. The Bank's commercial business lending activities encompass loans with a variety of purposes and forms of security, including loans to finance accounts receivable, inventory and equipment. The Bank offers a commercial line of credit secured by real estate. These lines of credit have adjustable rates which adjust monthly or quarterly and are tied to the prime rate. At June 30, 1998, lines totaling $4.0 million had been approved with loan balances outstanding of approximately $2.9 million.

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

     Generally, the Bank, for its portfolio, lends up to 95% of the lower of current cost or appraised value of a residential one-to-four family property, and typically requires private mortgage insurance on all such loans when loan to value ratios exceed 80%. Loans on commercial and multi-family (more than four units) property are required to have a loan to value ratio of 80% or less. Certain residential mortgages originated for sale in the national secondary mortgage market may exceed a 95% loan-to-value, based on the specific investor product requirements.

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

     LOAN ORIGINATIONS, PURCHASES AND SALES. The Bank has general authority to make real estate loans secured by properties located throughout the United States. However, at June 30, 1998, greater than 99% of all of the Bank's total mortgage loans receivable were secured by real estate located in its primary market area.

     The Bank originates adjustable-rate real estate loans for portfolio and originates fixed-rate one- to four-family owner-occupied residential mortgage loans primarily for sale in the secondary market as part of the management of its asset and liability interest rate sensitivity. The Bank typically obtains a contract to sell fixed-rate loans at the time of rate commitment and sells those loans in the secondary market without recourse while retaining the servicing on
the majority of the loans it sells.   At June 30, 1998, the Bank was servicing
residential loans for others in the amount of $151.1 million. Due to the strong loan demand in the Bank's market area, the Bank has not purchased loans during recent years.

     Historically, loans have been originated by the Bank primarily through referrals received from real estate brokers, builders, and customers as well as through refinancing of loans for existing customers. The Bank attempts to carefully monitor interest rates in its market areas and believes that it is competitive in such areas. In December 1990, the Bank formed Cayuga Mortgage for the purpose of engaging in mortgage banking activities through the origination of mortgage loans for sale to investors, including the Bank. Currently, substantially all of Cayuga Mortgage loans are originated for sale to the Bank, which retains the adjustable rate mortgage loans in its portfolio and sells the fixed rate mortgage loans, servicing retained, in the secondary market. During fiscal year 1998, Cayuga Mortgage and PACE Funding originated $27.4 million in loans for sale to the Bank.

     Set forth below is a table showing the Bank's loan origination and sales activity for the periods indicated. Neither loans originated by Cayuga Mortgage for sale to investors other than the Bank nor loans closed by Cayuga Mortgage and sold to investors other than the Bank are included in this table. Loans originated by Cayuga Mortgage for sale to the Bank are not considered loan sales because no income is generated for the subsidiary in accordance with the provisions of Financial Accounting Standards Statement No. 91. See Note A to the Notes to Consolidated Financial Statements included in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended June 30, 1998 (the "Annual Report") filed as Exhibit 13 to this report. Loans originated, as shown in the following table, include loans from the Bank, Cayuga Mortgage Company, and its mortgage banking partnership, PACE Funding, where such loans are currently being serviced by the Bank.


                                                      Year Ended June 30,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
                                                        (In thousands)
Loans originated:
 Conventional real estate loans:
  Construction loans..........................  $  3,887   $  1,477   $  2,871
  Loans on existing property..................    34,862     35,787     25,482
  Loans refinanced............................    18,899      7,726     17,902
 Insured and guaranteed loans.................     2,707      3,194      1,852
 Consumer.....................................     2,491      2,080      2,277
 Commercial loans.............................       146        470      1,728
 Other loans..................................     5,279      3,397      3,556
                                                --------   --------   --------
  Total loans originated......................  $ 68,271   $ 54,131   $ 55,668

Loans sold:
 Whole Loans..................................   (42,311)   (27,682)   (30,216)
 Participation loans..........................        --       (375)        --
                                                --------   --------   --------
  Total loans sold............................   (42,311)   (28,057)   (30,216)

Loans held for sale...........................    (8,231)    (4,461)   ( 5,458)
Principal repayments..........................   (21,969)   (13,060)   (12,571)
Loans transferred to  foreclosed real estate..      (737)      (173)      (214)
Increase (decrease) in other  items, net......      (553)     1,695     (3,760)
                                                --------   --------   --------
 Net increase (decrease)......................  $ (5,530)  $ 10,075   $  3,449
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

     As of June 30, 1998, Elmira Savings & Loan was servicing approximately $151.1 million of loans for others. The Bank receives a servicing fee typically ranging from 1/4% to 3/8% for these loans.

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

     LOAN COMMITMENTS. Real estate loan commitments are generally granted for a period of 35 days from the date of commitment. When the Bank issues a written loan commitment the borrower pays an origination fee up to 3% at that time in order to retain the commitment. Historically less than 5% of the Bank's commitments expire before being funded. At June 30, 1998, the Bank's outstanding commitments totaled approximately $5.3 million.

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

     As of June 30, 1998, there were no loans excluded from the table below where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such
loans in the future except as identified herein.    As of June 30, 1998, there
were no concentrations of loans in any types of industry which exceeded 10% of the Bank's total loans that are not included as a loan category in the table which follows.

     At June 30, 1998, the Bank had one loan totaling approximately $17,000, which was classified as a troubled debt restructured loan in accordance with SFAS 118. The loan, a home equity line of credit, was classified at both June 30, 1998 and 1997 as a result of a Chapter 13 Bankruptcy filing. There were no loans classified as troubled debts at June 30, 1996.

     The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated.

                                                              At June 30,
                                                    --------------------------------
                                                       1998       1997       1996
                                                    ----------  ---------  ---------

Loans accounted for on a non-accrual basis: (1)
  Real Estate:
    Residential...................................   $183,402   $250,078   $176,550
    Commercial and Multi-Family...................     80,218     61,132         --
    Consumer/Home Equity..........................     32,307     29,193     46,103
  Consumer........................................         --         --         --
  Other...........................................         --         --         --
                                                     --------   --------   --------
Total.............................................   $295,927   $340,403   $222,653
                                                     ========   ========   ========

Accruing loans which are  contractually past due
  90 days or more:
  Real Estate:
    Residential...................................   $     --   $ 62,898   $ 70,368
    Commercial and Multi-Family...................         --    316,148         --
    Consumer/Home Equity..........................         --         --         --
   Education......................................         --         --         --
   Consumer.......................................         --         --      9,862
   Other..........................................         --         --         --
                                                    ---------   --------   --------
      Total.......................................  $           $379,046   $ 80,230
                                                    =========   ========   ========
Troubled debt restructurings......................   $ 17,060   $ 17,116   $     --
                                                    =========   ========   ========

Total of nonaccrual and 90 days past
  due loans and troubled debt restructurings......   $312,987   $736,565   $302,883
                                                     ========   ========   ========

Percentage of total loans.........................        .23%       .55%       .24%
                                                     ========   ========   ========

Other non-performing assets (2)...................   $485,226   $131,000   $ 90,815
                                                     ========   ========   ========

------------------------

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


     During the year ended June 30, 1998, gross interest income of $31,945 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $7,702.

     The following table sets forth an analysis of the Bank's allowance for loan loss account for the periods indicated.

                                                                                                 At June 30,
                                                                                  -------------------------------------
                                                                                     1998           1997        1996
                                                                                  -----------   ----------   ----------

Balance at beginning of period...........................................          $1,435,499   $1,430,781   $1,423,826
Loans charged-off:
 Real Estate -- mortgage:
   Residential...........................................................             101,993       44,466          260
   Commercial............................................................             125,404           --       48,398
 Commercial business.....................................................              10,506           --           --
 Consumer................................................................              32,087           --        5,549
                                                                                   ----------   ----------   ----------
Total charge-offs........................................................          $  269,990   $   44,466   $   54,207
                                                                                   ----------   ----------   ----------

Recoveries:
  Real Estate--Mortgage:
    Residential..........................................................          $    7,630   $    8,140   $       --
    Commercial...........................................................                 147          292          412
  Commercial business....................................................                  --           --           --
  Consumer...............................................................                  60          752          750
                                                                                   ----------   ----------   ----------
Total recoveries.........................................................          $    7,837   $    9,184   $    1,162
                                                                                   ----------   ----------   ----------
Net loans charged-off....................................................          $ (262,153)  $  (35,282)  $  (53,045)
Provision for possible  loan losses......................................             300,000       40,000       60,000
Allocation to specific reserve...........................................             (68,000)     (33,000)          --
General Allowance for Loan Losses........................................           1,405,346    1,402,499    1,430,781
Specific Allowance for Loan Losses.......................................              68,000       33,000           --
                                                                                   ----------   ----------   ----------
   Total Allowance.......................................................          $1,473,346   $1,435,499   $1,430,781
                                                                                   ==========   ==========   ==========
Ratio of net charge-offs to average
   loans outstanding  during the period..................................                 .21%         .03%         .04%
                                                                                   ==========   ==========   ==========


     For a discussion of the Bank's provision for loan losses in fiscal year 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Operating Results for the Years Ended June 30, 1998 and 1997 -- Provision for Loan Losses" in the Annual Report.

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

                                                                          At June 30,
                                      -----------------------------------------------------------------------------------
                                                1998                         1997                          1996
                                      --------------------------  -----------------------------  ------------------------
                                                    Percent of                    Percent of                  Percent of
                                                  Loans in Each                  Loans in Each              Loans in Each
                                                   Category to                    Category to                Category  to
                                        Amount     Total Loans       Amount       Total Loans      Amount    Total Loans
                                      ----------  --------------  -------------  --------------  ----------  ------------
Real estate mortgage:
  Residential.......................  $  255,086          17.34%     $  310,754          21.64%  $  273,197        55.80%
  Commercial........................     704,155          47.79         671,293          46.76      515,270        32.80
Commercial business.................      29,000           1.96          34,000           2.36       37,000         1.60
Consumer............................     115,599           7.84         101,585           7.07       81,369         9.80
Unallocated.........................     369,505         25.07 %        317,867          22.17      523,945          N/A
                                      ----------         ------      ----------         ------   ----------       ------
  Total allowance for loan  losses    $1,473,345         100.00%     $1,435,499         100.00%  $1,430,781       100.00%
                                      ==========         ======      ==========         ======   ==========       ======

     Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," doubtful" or "loss," if
warranted.   Assets classified as substandard or doubtful require the
institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. As of June 30, 1998, the Bank had $1,461,629 of assets classified as substandard and no assets classified as doubtful or as loss.

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

     The following table sets forth the carrying value of the Bank's investment securities portfolio, short-term investments and FHLB stock at the dates indicated. At June 30, 1998, the market value of the Bank's investment securities portfolio was approximately $8.4 million.

                                                    At June 30,
                                              -----------------------
                                               1998     1997    1996
                                              -------  ------  ------
                                                  (In thousands)
Investment securities:
  U.S. Government and  agency securities....   $1,000  $3,991  $2,988
  Corporate debt securities.................       25      32      42
  Corporate Stock...........................       82      66      49
                                               ------  ------  ------
    Total investment securities.............   $1,107  $4,089  $3,079
Federal funds sold and  overnight deposits..    6,000      --      --
                                               ------  ------  ------
    Total investment securities,  federal
      funds sold and  overnight deposits....    7,107   4,089   3,079
Federal Home Loan Bank of  New York stock...    1,313   1,313   1,104
                                               ------  ------  ------
    Total investments.......................   $8,420  $5,402  $4,183
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

     At June 30, 1998, the market value of investment securities "Held to Maturity" was approximately $1,000 higher than the carrying value while the "Available for Sale" investment was approximately $46,500 in excess of the cost.

     For further information, see Notes A and B to Notes to Consolidated Financial Statements included in the Annual Report.

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for certain of the Corporation's investment securities at June 30, 1998.

                            One Year or Less   One to five Years  Five to Ten Years  More than Ten Years Total Investment Portfolio
                            -----------------  -----------------  -----------------  ------------------- --------------------------
                            Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average   Carrying  Market  Average
                             Value     Yield    Value     Yield    Value     Yield    Value     Yield     Value    Value    Yield
                            --------  -------  --------  -------  --------  -------  --------  --------  --------  ------  --------
                                                                  (Dollars in  thousands)
U.S. Government and
  agency obligations....... $     --       --%   $1,000     7.13%  $    --       --%  $    --       --%    $1,000  $1,001     7.13%
Corporate debt  securities.       --       --        --       --        --       --        25     6.66         25      25     6.66
Corporate Stock............       --       --        --       --        --       --        82     2.21         82      82     2.21
                            --------           --------  -------   -------            -------  -------     ------  ------   ------
 Total..................... $     --       --    $1,000     7.13%  $    --       --   $   107     3.25%    $1,107  $1,108     6.75%
                            ========           ========  =======   =======            =======  =======     ======  ======   ======

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

     Certificates of deposit with balances in excess of $100,000 amounted to 15.5% of deposits at June 30, 1998. Under New York law, the Bank is not permitted as a savings association to accept public funds. The jumbo deposits in the portfolio have come from local union funds, businesses and individuals, the majority of which have been longstanding customers of the Bank; these funds do not represent brokered deposits.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.



                                                                                 Increase                                Increase
                                                                                (Decrease)                              (Decrease)
                               Balance                  Balance                from June 30,    Balance                from June 30,
                             at June 30,       %      at June 30,       %      1997 to June   at June 30,       %      1996 to June
                                1998       Deposits       1997      Deposits      30, 1998       1996       Deposits     30,  1997
                             ------------  --------   ------------  --------    -----------   ------------  --------   -----------
Non-interest bearing
 savings
  account..................  $  1,427,622      1.27%  $    407,841       .36%     1,019,781   $  1,224,899      1.15%     (817,058)
NOW checking account.......     4,078,966      3.64      4,443,572      3.98       (364,606)     4,010,094      3.76       433,478
Jumbo certificates.........    17,361,558     15.48     15,651,466     14.01      1,710,092     13,940,224     13.07     1,711,242
Super NOW checking accounts     2,836,831      2.53      2,900,320      2.60        (63,489)     1,507,242      1.41     1,393,078
Passbook and statement
 savings...................    14,817,520     13.20     14,183,722     12.69        633,798     15,552,151     14.58    (1,368,429)
Money market deposit
 accounts..................     5,275,041      4.70      5,232,229      4.68         42,812      5,727,747      5.37      (495,518)
Six month money market
  certificates.............     3,932,711      3.51      5,195,663      4.65     (1,262,952)     4,811,089      4.51       384,574
30 and 48 month
 certificates..............     3,604,647      3.21      4,126,996      3.69       (522,349)     4,281,412      4.02      (154,416)
IRA certificates, excluding
  jumbo certificates.......     4,645,049      4.14      4,515,806      4.04        129,243      4,211,301      3.95       304,505
Other certificates.........    54,199,886     48.32     55,090,903     49.30       (891,017)    51,386,670     48.18     3,704,233
                             ------------    ------   ------------    ------    -----------   ------------    ------   -----------
    Total..................  $112,179,831    100.00%  $111,748,518    100.00%   $   431,313   $106,652,829    100.00%  $ 5,095,689
                             ============    ======   ============    ======    ===========   ============    ======   ===========

     Deposits in the Bank as of June 30, 1998 were represented by the various types of savings programs described below.


 Weighted
  Average                                                                                     Percentage
 Interest                                                              Minimum    Balance in   of Total
   Rate          Term                      Category                     Amount    Thousands    Savings
-----------  ------------  -----------------------------------------  ----------  ----------  ----------
                           Demand Deposits
                           -----------------------------------------

        --%  On Demand     Non-Interest Bearing Savings Accounts         $     1    $ 1,428      1.27
        --   On Demand     NOW Accounts                                       10      4,079      3.64
       2.81  On Demand     Passbook and Statement Savings Accounts             5     14,588     13.00
       2.96  On Demand     Money Market Accounts                           2,500      5,275      4.70
       1.74  On Demand     Super NOW Accounts                              2,500      2,837      2.53
       2.81  On Demand     Holiday Club Accounts                               1        229      0.20

                           Certificates of Deposit
                           -----------------------------------------

       3.55  30 Days       30 Day Certificate, Fixed-Rate                 20,000        208      0.19
       4.89  91 Days       91 Day Certificate, Fixed-Rate                  2,500      1,495      1.33
       5.08  182 Days      6 Month Certificate, Fixed-Rate                 2,500      4,261      3.80
       5.18  8 Months      8 Month Certificate, Fixed-Rate                   500      1,343      1.20
       5.17  9 Months      9 Month Certificate, Fixed-Rate                 5,000        525      0.47
       5.19  10 Months     10 Month Certificate, Fixed-Rate                  500        163      0.15
       5.70  11 Months     11 Month Certificate, Fixed Rate                 2500     20,663     18.42
       5.37  12 Months     1 Year Certificate, Fixed-Rate                    500      4,666      4.16
       5.55  14 Months     14 Month Certificate, Fixed-Rate                2,500     14,211     12.67
       5.38  18 Months     18 Month Certificate, Fixed-Rate                  500        673      0.60
       5.79  24 Months     24 Month Certificate, Fixed-Rate                  500     10,511      9.37
       5.57  100 Weeks     100 Week Certificate, Fixed-Rate                5,000        317      0.28
       5.45  30 Months     30 Month Certificate, Fixed-Rate                  500      6,713      5.98
       5.86  36 Months     36 Month Certificate, Fixed-Rate                2,500      3,148      2.80
       6.22  48 Months     4 Year Certificate, Fixed-Rate                    500      3,142      2.80
       6.44  60 Months     5 Year Certificate, Fixed-Rate                    500     10,345      9.22
       5.33  12 Months     1 Year Mini Jumbo Certificate, Fixed-Rate      20,000      1,353      1.21
       5.41  18 Months     18 Month Certificate, Variable-Rate                10          7      0.01
                                                                                   --------    ------
                                                                                   $112,180    100.00%
                                                                                   ========    ======

          The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1998.

             Maturity Period                  Amount
             ---------------------------  --------------
                                          (In thousands)

             Three months or less.......        $ 9,261
             Three through six months...          1,918
             Six through twelve months..          4,347
             Over twelve months.........          1,836
                                                -------
               Total....................        $17,362
                                                =======


          The following table sets forth the average balances and interest rates based on month end balances for demand deposits and time deposits as of the dates indicated.

                                         Year Ended June 30,
                   ----------------------------------------------------------------
                           1998                  1997                   1996
                   --------------------  --------------------  --------------------
                    Demand      Time      Demand      Time      Demand      Time
                   Deposits   Deposits   Deposits   Deposits   Deposits   Deposits
                   ---------  ---------  ---------  ---------  ---------  ---------
                                        (Dollars in thousands)
Average Balance..   $27,597    $87,128    $27,273    $82,040    $27,854    $78,963
Average Rate.....      2.51%      5.55%      2.63%      5.42%      2.59%      5.62%

     The following table sets forth the Bank's deposit activities for the periods indicated.

                                                          Year Ended June 30,
                                                     ------------------------------
                                                       1998       1997       1996
                                                     ---------  ---------  --------
                                                             (In thousands)

Deposits...........................................  $155,419   $140,913   $137,013
Withdrawals........................................   160,526    140,920    136,505
                                                     --------   --------   --------
Net increase (decrease)  before interest credited..    (5,107)        (7)       508
Interest credited..................................     5,538      5,103      5,130
                                                     --------   --------   --------
Net increase (decrease) in  deposits...............  $    431   $  5,096   $  5,638
                                                     ========   ========   ========


     BORROWINGS. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank does, however, rely upon advances from the FHLB of New York to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans. The Bank has utilized borrowings from the FHLB of New York as a source of funds to duration match against loan originations. The FHLB has served as the Bank's primary borrowing source. At June 30, 1998, Elmira Savings & Loan had advances totaling $21.9 million from the FHLB of New York.

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

     From time to time the Bank borrows funds under reverse repurchase agreements. Under a reverse repurchase agreement, the Bank sells securities (generally government securities, mortgage-backed securities and FHLMC participation certificates) and agrees to repurchase them at a specified price at a later date. Reverse repurchase agreements are generally for terms of up to 90 days, are subject to renewal, and are deemed to be borrowings collateralized by the securities sold. At June 30, 1998, the Bank had no reverse repurchase agreements outstanding. Reverse repurchase agreements are contracted with primary registered broker-dealers or Shay Government Securities Company, formerly the U.S. League Securities, Inc.

     The following tables set forth certain information regarding the Bank's FHLB advances (which represent the Bank's only short term borrowings during the periods covered) at the end of and during the periods indicated.

                                                     At June 30,
                                                ---------------------
                                                   1998       1997
                                                ---------- ----------
Weighted average rate......................      6.54%     6.47%

                                                    During the
                                               Year Ended June 30,
                                              ---------------------
                                                 1998        1997
                                              -----------  --------
                                                 (In thousands)
Maximum amount outstanding  at any
  month end.................................     $21,700   $22,000
Approximate average amount..................     $11,408   $18,208
Approximate weighted average rate paid (1)..        6.00%     6.01%

----------------
(1) The weighted average rate is determined by use of the weighted average rate for each month-end in the period.

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

                                                                       Year Ended June 30,
                             -------------------------------------------------------------------------------------------------------
                                1998        vs.        1997        1997        vs.        1996       1996        vs.        1995
                             ---------------------------------  ---------------------------------  ---------------------------------
                                  Increase (Decrease)             Increase (Decrease)                  Increase (Decrease)
                                          Due to                        Due to                                Due to
                             ---------------------------------  ---------------------------------  ---------------------------------
                               Volume       Rate        Net       Volume       Rate        Net      Volume      Rate         Net
                             ----------  ----------  ---------  ----------  ----------  ---------  ---------  ---------  -----------
                                                                           (In thousands)
Interest income:
 Loan portfolio............   $468,365     (55,547)   412,818    $644,680   $ (38,481)  $606,199   $632,378   $706,768   $1,339,146
 Investment securities.....    (96,077)     11,282    (84,795)     10,642      10,141     20,783        957      2,074        3,031
 Mortgage-backed
   securities..............    (34,920)     13,800    (21,120)    (37,940)    (19,458)   (57,398)   (38,852)    29,147       (9,705)
 Interest-earning deposits
   with other banks........     20,326     ( 6,558)    13,768      (7,344)      3,746     (3,598)      (412)    (5,211)      (5,623)
                              --------   ---------   --------    --------   ---------   --------   --------   --------   ----------
    Total interest earning
     assets................   $357,694     (37,023)   320,671    $610,038   $ (44,052)  $565,986   $594,071   $732,778   $1,326,849
                              --------   ---------   --------    --------   ---------   --------   --------   --------   ----------

Interest expense:
 Demand deposits...........   $  8,453     (35,063)   (26,610)   $(15,190)  $  12,307   $ (2,883)  $(40,656)  $(55,808)  $  (96,464)
 Time deposits.............    280,610     103,349    383,959     169,681    (155,964)    13,717    472,128    300,043      772,171
 Borrowings and advances...    (64,707)      3,831    (60,876)    210,150     (11,719)   198,431    (36,156)    81,318       45,162
                              --------   ---------   --------    --------   ---------   --------   --------   --------   ----------
  Total interest-bearing
     liabilities...........   $224,356      72,117    296,473    $364,641   $(155,376)  $209,265   $395,316   $325,553   $  720,869
                              --------   ---------   --------    --------   ---------   --------   --------   --------   ----------
Increase (decrease) in  net
 interest income...........   $133,338   $(109,140)  $ 24,198    $245,398   $ 111,323   $356,721   $198,755   $407,225   $  605,980
                              ========   =========   ========    ========   =========   ========   ========   ========   ==========


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


                                                                       Year Ended June 30,
                             -----------------------------------------------------------------------------------------------------
                                             1998                              1997                            1996
                             --------------------------------  --------------------------------    ------------------------------
                                                      Average                           Average                           Average
                               Average                 Yield/    Average                 Yield/    Average                 Yield/
                               Balance     Interest     Cost     Balance     Interest     Cost     Balance     Interest     Cost
                             ------------ ----------- -------- ------------ ----------- -------  ------------ ----------- -------

Interest-earning assets:
    Total loan portfolio
     (1)...................  $138,797,744 $11,874,446   8.55%  $133,325,929 $11,461,628   8.60%  $125,828,250 $10,855,429   8.63%
  Investment securities,
   including
    FHLB stock.............     3,836,541     254,680   6.64      5,289,207     339,475   6.42      5,120,897     318,692   6.22
  Mortgage-backed
   securities..............     1,429,283     110,899   7.76      1,894,287     132,019   6.97      2,416,603     189,417   7.84
   Interest-Earning
    Deposits...............     1,039,447      25,635   2.47        284,727      11,867   4.17        479,325      15,465   3.23
                             ------------ -----------   ----   ------------ ----------- ------   ------------ ----------- ------
    Total interest-earning
     assets................  $145,103,015 $12,265,660   8.45%  $140,794,150 $11,944,989   8.48%  $133,845,075 $11,379,003   8.50%
 Non-interest earning
  assets...................     5,284,444                         4,716,671                         4,226,208
                             ------------                      ------------                      ------------
    Total assets...........  $150,387,459                      $145,510,821                      $138,071,283
                             ============                      ============                      ============

Interest-bearing
 liabilities:
  Demand deposits..........  $ 27,596,906 $   692,009   2.51   $ 27,272,996 $   718,619   2.63   $ 27,853,918     721,502   2.59
  Time deposits............    87,128,369   4,833,624   5.55     82,039,648   4,449,665   5.42     78,962,880   4,435,948   5.62
                             ------------ -----------   ----   ------------ ----------- ------   ------------ ----------- ------
    Total deposits,
     including escrows.....   114,725,275   5,525,633   4.82%   109,312,644   5,168,284   4.73%   106,816,798   5,157,450   4.83%
  Borrowings...............    20,884,473   1,175,585   5.63     22,034,197   1,236,462   5.61     18,291,440   1,038,030   5.67
                             ------------ -----------   ----   ------------ ----------- ------   ------------ ----------- ------
    Total interest-bearing
     liabilities...........  $135,609,748 $ 6,701,218   4.94%  $131,346,841 $ 6,404,745   4.88%  $125,108,238 $ 6,195,480   4.95%
Non-interest-bearing
 liabilities...............     1,268,273                         1,261,612                         1,223,028
                             ------------                      ------------                      ------------
    Total liabilities......  $136,878,021                      $132,608,453                      $126,331,266
Retained earnings..........    13,509,438                        12,902,368                        11,740,017
                             ------------                      ------------                      ------------
    Total liabilities and
     retained earnings.....  $150,387,459                      $145,510,821                      $138,071,283
                             ============                      ============                      ============

Net interest income........               $  5,564,442                      $  5,540,244                      $  5,183,523
                                          ============                      ============                      ============

Interest rate spread.......                            3.51%                              3.61%                             3.55%
                                                       ====                               ====                              ====
Net yield on
 interest-earning assets...                            3.83%                              3.93%                             3.88%
                                                       ====                               ====                              ====
Ratio of average
 interest-earning assets to
  average interest-bearing
   liabilities.............                          107.00%                            107.19%                           106.98%
                                                     ======                             ======                            ======

_______________
(1)  Average balances include non-accrual loans.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings association, Elmira Savings & Loan is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of June 30, 1998, Elmira Savings & Loan was authorized to invest up to approximately $3.0 million in the stock of or loans to subsidiaries.
Institutions meeting regulatory capital   requirements, which Elmira Savings &
Loan currently does, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries. As of June 30, 1998, Elmira Savings & Loan had $265,100 of equity invested in its subsidiaries.

     In July 1987, the Bank activated its wholly owned subsidiary, Brilie Corporation (d/b/a ES&L Financial Services), for the purpose of selling life insurance and annuity products, health insurance and mutual funds under an agency relationship with major insurance companies and third party mutual fund
providers to the Bank's customers.   This division of Brilie Corporation had net
pretax revenues of approximately $75,700 during fiscal year 1998. In 1993, Brilie Corporation formed a new subsidiary, d/b/a ES&L Appraisal Services. This company performs real estate appraisals for residential and commercial properties, primarily for the Bank and Cayuga Mortgage. During the 1997 fiscal year, this company recorded a loss of approximately $2,000 and was no longer active at June 30, 1998.

     In May 1989, Brilie Corporation entered into a 50% joint venture partnership agreement with a family group who resides in the Elmira area and who is affiliated with a real estate brokerage company. The partnership was formed for the purpose of developing a planned unit development located in Horseheads, New York. Pursuant to the partnership agreement, the family group receives sales commissions on the purchase price of building lots which they sell on behalf of the partnership and the family group agrees to use its best efforts to encourage building lot purchasers to place their construction and permanent mortgages with the Bank. The Bank has a 50% interest in the partnership and has committed up to $750,000 in financing. At June 30, 1998, the Bank had loaned approximately $636,000 to the partnership. Brilie Corporation earned $54,800 from this partnership during the fiscal year ended June 30, 1998.

     In December 1990, the Bank formed Cayuga Mortgage as a wholly owned subsidiary of the Bank for purposes of engaging in mortgage banking activities. Cayuga Mortgage's primary function is to originate mortgages for sale to investors, one of whom is the Bank. With respect to mortgages sold by Cayuga Mortgage to the Bank, no income is generated for the subsidiary in accordance with the provisions of Financial Accounting Standards Statement No. 91. (See Note A to the Notes to Consolidated Financial Statements included in the Annual Report for a discussion of loan fees). With respect to mortgages sold to third parties, income generated is not recognized until after the closing of the sale of the mortgage. PACE Funding was formed during September 1995 through a mortgage banking partnership between Cayuga Mortgage and Audrey Edelman & Associates Real Estate. During the fiscal year ended June 30, 1998, Cayuga Mortgage and PACE Funding originated approximately $28.7 million of mortgages, the majority of which were originated for the Bank for sale in the secondary market. The Bank's aggregate investment in Cayuga Mortgage was $265,000 at June 30, 1998.

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

EMPLOYEES

     As of June 30, 1998, Elmira Savings & Loan and its subsidiaries had 39 full-time and 3 part-time employees, none of whom were represented by a collective bargaining agreement. Elmira Savings & Loan believes that it enjoys good relations with its personnel.

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers of the Corporation.

                        Age at
                        June 30,
Name                     1998                        Position
----------------------  --------     -------------------------------------

 William A. McKenzie      47         President and Chief Executive Officer

 J. Michael Ervin         49         Senior Vice President and Treasurer

 Michael J. Wayne         37         Vice President

 Lynn M. Morris           46         Vice President

 James D. Stanton         51         Vice President

 Judy A. Peters           40         Vice President

 Michael J. Crimmins      46         Vice President


     WILLIAM A. MCKENZIE has served as President and Chief Executive Officer of Elmira Savings & Loan since June 1983. In this capacity, Mr. McKenzie is responsible for the overall operations of the Bank pursuant to the policies and procedures established by the Board of Directors. Mr. McKenzie is a Board member of Elmira Downtown Development Inc., America's Community Bankers and Community Bankers Association of New York State. He has also served as Chairman of the following organizations: Chemung County Chamber of Commerce, Southern Tier

Economic Growth and the Chemung County United Way Fund Drive. Mr. McKenzie has been employed at the Bank since 1983.

     J. MICHAEL ERVIN has served as Senior Vice President/Treasurer of the Bank since 1984. In this capacity, Mr. Ervin oversees all of the Bank's financial, accounting and operating activities. Prior to 1984, Mr. Ervin served as First Vice President of the Bank. Mr. Ervin serves as a Board member, past President and current Treasurer of the Arctic League of Chemung County; Board member and immediate past President of Woodbrook, Inc., and Board member and Assistant Treasurer of Southern Tier Economic Growth. He also is a past Director of the Chemung/Schuyler Chapter of the American Red Cross. Mr. Ervin has been employed by the Bank since 1973.

     MICHAEL J. WAYNE has served as Vice President of Marketing, Stockholder and Public Relations since 1993. Since 1990, Mr. Wayne has supervised the Corporation's compliance with the periodic reporting requirements of the Securities and Exchange Commission. Prior to 1993, Mr. Wayne was in charge of the Corporation's secondary market activities and its Loan Servicing Department. From 1987 to August 1989, Mr. Wayne served as Vice President in charge of Mortgage Originations. He is a member of the Executive, Finance and Ticket Committees for the LPGA Corning Classic , and is on the Executive Committee and Board of Directors of Elmira Downtown Development Inc. Mr. Wayne is a Board member of Capabilities. He is a Past President of the Elmira Kiwanis Club and a member of the Chemung County Historical Society and the Near Westside Neighborhood's Columbia Street Task Force. Mr. Wayne is a Committee Chairman for the 1999 United Way Fund Drive and a member of the Chemung County Chamber Reaccreditation Task Force. He is a division leader for the Clemens Center 1998/1999 Capital Fund Raising Campaign. Mr. Wayne has been employed by the Bank since 1982.

     LYNN M. MORRIS has served as Vice President of Residential Loan Originations since September 1990. Prior to 1990, Ms. Morris was the Bank's Marketing Director. She is a 1990 graduate of the Chemung County Chamber of Commerce Leadership Chemung program and served as Team Leader in the Chamber of Commerce 1997 Membership Drive. Ms. Morris is a member of the Association of
Professional Mortgage Women.   She is presently a member of the Advisory Board
for R.S.V.P. (Retired Senior Volunteer Program) and is a Board Member of the
Near Westside Neighborhood Association.   She has been employed at the Bank
since 1989.

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

     FEDERAL HOME LOAN BANK SYSTEM.   The Bank is a member of the FHLB System,
which consists of 12 regional Federal Home Loan Banks ("FHLB's") subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB's provide a central credit facility primarily for member institutions. As a member of the FHLB of New York, the Bank is required to acquire and hold shares of capital stock in the FHLB of New York in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of New York, whichever is greater. Elmira Savings & Loan was in compliance with this requirement with an investment in FHLB of New York stock at June 30, 1998, of $1,313,100. The FHLB of New York serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of New York. Long-term advances may only be made for the purpose of providing funds for residential housing finance. As of June 30, 1998, Elmira Savings & Loan had advances of $21.9 million outstanding from the FHLB of New York. See "Business of the Bank -- Sources of Funds -- Borrowings."

     LIQUIDITY REQUIREMENTS. As a member of the FHLB System, the Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity ratio of the Bank for June 1998 was 12.45%.

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

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At June 30, 1998, approximately 84.1% of the Bank's "portfolio" assets were invested in Qualified Thrift Investments.

     LENDING LIMITS. The aggregate amount of loans which a federally chartered savings association may make on the security of liens on non-residential real property may not exceed 400% of the association's capital. The Director of the OTS may, however, permit savings associations to exceed the 400% of capital limit in certain circumstances.

     Under regulations of the OTS, loans and extensions of credit to a person outstanding at one time generally may not exceed 15% of the unimpaired capital, surplus, including the loan loss allowance of the Bank. As of June 30, 1998, the Bank was permitted to lend approximately $2.2 million to one borrower under this standard. Loans and extensions of credit fully secured by readily marketable collateral (as defined) may comprise an additional 10% of unimpaired
capital and surplus.   As of June 30, 1998, the largest amount outstanding to
any one borrower of the Bank was $1.9 million, which was below the current limit.

     REGULATORY CAPITAL REQUIREMENTS.   Under the OTS's regulatory capital
requirements, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 CAMELS under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See "--Prompt Corrective Regulatory Action."

     Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital. At June 30, 1998, the Bank had $766,000 of investments in or extensions of credit to a subsidiary engaged in activities not permitted to national banks.

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in unconsolidated includable subsidiaries, and, for purpose of the core capital requirement, qualifying supervisory goodwill. At June 30, 1998, the Bank's adjusted total assets for the purposes of the core and tangible capital requirements were approximately $151.5 million.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, all equity investments and that portion of the institution's land loans and non-residential construction loans in excess of 80% loan-to-value ratio. As of June 30, 1998, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

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

          The table below presents the Bank's capital position relative to its various minimum statutory and regulatory capital requirements at June 30, 1998.

                                      At June 30, 1998
                                   -----------------------
                                                 Percent
                                                   of
                                     Amount    Assets (1)
                                   ----------  -----------
                                   (Dollars in thousands)

Tangible Capital.................     $13,540        8.94%
Tangible Capital Requirement.....       2,273        1.50
                                      -------       -----
Excess...........................     $11,267        7.44%
                                      =======       =====

Tier 1/Core Capital..............      13,540        8.94%
Tier 1/Core Capital Requirement..       4,546        3.00
                                      -------       -----
Excess...........................     $ 8,994        5.94%
                                      =======       =====

Risk-Based Capital...............      14,805       14.65%
Risk-Based Capital Requirement...       8,087        8.00
                                      -------       -----
Excess...........................     $ 6,718        6.65%
                                      =======       =====
-------------------------

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

     Historically, institutions with SAIF-assessable deposits, like the Bank, paid higher deposit insurance premiums than institutions with deposits insured by the Bank Insurance Fund ("BIF") also administered by the FDIC. In order to recapitalize the SAIF and address the premium disparity, in November 1996 the FDIC imposed a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred a pre-tax expense of $657,000 during fiscal 1997.

     The special assessment recapitalized the SAIF, and as a result, the FDIC lowered the SAIF deposit insurance assessment rates to zero for well capitalized institutions with the highest supervisory ratings and 0.31% of insured deposits
for institutions in the highest risk-based premium category.   Until December
31, 1999, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, or sooner if the two funds are merged, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $47.8 million of transaction accounts, plus 10% on the remainder.
This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1998, the Bank met its reserve requirements.

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

ITEM 2.  PROPERTIES
-------------------

     The Bank opened its office at 300 West Water Street in Elmira in 1955. During the 1995 fiscal year, the Bank completed an expansion and complete renovation of the office facility. As a result, an additional 7,600 square feet was added, bringing the total size of the facility to 13,500 square feet. At June 30, 1998, the Bank's total investment in this property was $2.9 million and the net book value was $2.6 million. The Bank's Ithaca office, which houses its mortgage banking subsidiary and "cashless" deposit office, totaled approximately 1,000 square feet and had a net book value of furniture, fixtures and equipment (including leasehold improvements) of approximately $44,500 at June 30, 1998.

     At June 30, 1998, the net book value of the Bank's furniture, fixtures and equipment (including leasehold improvements) was approximately $285,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

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

     Federal regulations impose certain additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by Elmira Savings & Loan. Under such regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of (i) 75% of its net income for the previous four quarters; or
(ii) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its total capital to assets ratio exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. A savings association with total capital in excess of the fully phased-in current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of between 25% and 75% of its net income for the previous four quarters, less dividends already paid for such period depending on the savings association's level of risk-based capital. A savings association that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. At June 30, 1998, the Bank was a Tier 1 Association.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" and "Beneficial Ownership Reports" in the Corporation's definitive Proxy Statement for the Corporation's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I --Election of Directors" of the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)(1) The Consolidated Financial Statements and Independent Auditors' Report included in the Annual Report, listed below, are incorporated herein by reference.

     1. Report of Independent Certified Public Accountants
     2. Consolidated  Balance Sheets as of June 30, 1998 and 1997
     3. Consolidated Statements of Income for the Years Ended June 30, 1998, 1997 and 1996
     4. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended June 30, 1998, 1997 and 1996
     5. Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996
     6. Notes to Consolidated Financial Statements

     (a)(2) All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

     (a)(3) The following exhibits are either filed or attached as part of this report or are incorporated herein by reference.

     Exhibit No. 3(i)     Certificate of Incorporation of ES&L Bancorp, Inc.*

     Exhibit No. 3(ii)    Bylaws of ES&L Bancorp, Inc. *

     Exhibit No. 10(i)    Employment Agreements between the Bank and William A.
                          McKenzie and J. Michael Ervin, as amended **

     Exhibit No. 10(ii)   Stock Option Plan *

     Exhibit No. 13       1998 Annual Report to Stockholders ***

     Exhibit No. 21       Subsidiaries of the Registrant

     Exhibit No. 23       Consent of Independent Accountants

     Exhibit No. 27       Financial Data Schedule
-------------------------
* Incorporated by reference to Registrant's Form S-1 Registration Statement (File No. 33-33998) declared effective by the Securities and Exchange Commission on July 13, 1990.
** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
*** The 1998 Annual Report to Stockholders is included as an exhibit to this Report. Except for those portions of the 1998 Annual Report to Stockholders which have been expressly incorporated by reference into this Annual Report on Form 10-K, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Form 10-K.

     (b)  None.

     (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

     (d)  None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ES&L BANCORP, INC.



Date:  September 22, 1998                   By: /s/ William A. McKenzie
                                                -----------------------------
                                                William A. McKenzie
                                                President and Chief Executive
                                                Officer
                                                (Duly Authorized Representative)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ William A. McKenzie
    ---------------------------------             Date:  September 22, 1998
    William A. McKenzie
    Principal Executive Officer and
    Director


By: /s/ J. Michael Ervin
    ---------------------------------             Date:  September 22, 1998
    J. Michael Ervin
    Principal Financial and Accounting
    Officer


By:  /s/ Robert E. Butler
    ---------------------------------             Date:  September 22, 1998
     Robert E. Butler
     Director


By: /s/ John F. Cadwallader
    ---------------------------------             Date:  September 22, 1998
    John F. Cadwallader
    Director


By: /s/ L. Edward Considine
    ---------------------------------             Date:  September 22, 1998
    L. Edward Considine
    Director


By: /s/ Dr. Adrian P. Hulsebosch
    ---------------------------------             Date:  September 22, 1998
    Dr. Adrian P. Hulsebosch
    Director

By: /s/ Jack H. Mikkelsen
   ----------------------------------             Date:  September 22, 1998
    Jack H. Mikkelsen
    Director


By: /s/ Frederick J. Molter
   ----------------------------------             Date:  September 22, 1998
    Frederick J. Molter
    Director


By: /s/ Paul Morss
   ----------------------------------             Date:  September 22, 199A
    Paul Morss
    Director


By: /s/ Gerald F. Schichtel
   ----------------------------------             Date:  September 22, 1998
    Gerald F. Schichtel
    Director