Form 10-Q
period 1998-09-30
ES&L BANCORP INC
filed 1998-11-16
CIK 861995

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

     APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  831,874

               ES&L BANCORP, INC. AND SUBSIDIARIES
                      September 30, 1998


                          Index                              Page


Part I -  Financial Information

Item 1 -  Financial Statements:

          Consolidated Statements of Financial                 1
          Condition as of September 30, 1998
          (Unaudited) and June 30, 1998

          Consolidated Statements of Income                    2
          (Unaudited) for the three months ended
          September 30, 1998 and 1997

          Consolidated Statements of Cash Flows                3
          (Unaudited) for the three months ended
          September 30, 1998 and 1997

          Notes to Consolidated Financial Statements

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          Year 2000 Information

          Non-Performing Loans at Sept. 30, 1998 and
          June 30, 1998

          Risk-Based Capital Information at Sept. 30,
          1998 and June 30, 1998

Part II - Other Information

Signatures                                                    16

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                         SEPT. 30,  JUNE 30,
                                                           1998       1998
                                                        (Unaudited)    (1)
ASSETS                                                 --------------------------
------
Cash and Cash Equivalents                                $1,621,739   $7,367,355
Investment Securities Held for Sale                         $72,151      $81,915
Investment Securities, Approximate market value of	      $23,655   $1,025,244
$23,620 & $1,026,199 at 09/30/98 and 06/30/98
respectively.
Mortgage-Backed Securities Held for Sale                 $1,129,005   $1,212,122
Mortgage-Backed Securities, Approximate market value of    $135,631     $136,478
$135,631 at 09/30/98 and $136,478 at 06/30/98,
respectively
Mortgage Loans Held For Sale                             $6,047,395   $8,231,474
Loans Recievable, Net                                  $125,693,064 $126,181,335
Federal Home Loan Bank Stock, at cost                    $1,313,100   $1,313,100
Foreclosed Real Estate-Real Estate Owned                    $47,296     $485,226
Investment In Joint Venture:
   Acquisition, Development & Construction Project         $539,775     $765,952
   Mortgage Banking Partnership                            $193,046     $197,646
Property and Equipment, Net                              $2,864,041   $2,901,870
Accured Interest Recievable                                $743,885     $775,316
Other Assets                                             $1,590,478   $1,485,171
                                                       --------------------------
         Total Assets                                  $142,014,261 $152,160,204
                                                       ==========================
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Liabilities:
     Deposits                                          $109,409,905 $112,179,831
     Advances - Federal Home Loan Bank of N. Y.         $13,744,615  $21,897,091
     Other Borrowings                                      $365,224           $0
     Accrued Interest Payable:
       Deposits                                              $6,055       $7,607
       Borrowings                                           $81,778      $84,614
     Advances From Borrowers For
          Taxes and Insurance                            $2,923,544   $2,982,958
     Other Liabilities                                     $710,616     $507,433
                                                       --------------------------
          Total Liabilities                            $127,241,737 $137,659,534
                                                       --------------------------
Stockholders' Equity:
     Serial Preferred Stock, 500,000
      Shares Authorized; None Issued                              0            0
     Common Stock, $.01 Par Value;
      3,000,000 Shares Authorized,
      855,967 and 855,967 Shares Issued                      $8,628       $8,560
     Additional Paid-In-Capital                          $2,671,155   $2,599,654
     Retained Earnings - Substantially
      Restricted                                        $12,556,064  $12,219,481
     Net Unrealized Gain/(Loss) on
      Invsetments Held for Sale                             $57,293      $57,069
Treasury Stock (22,194 & 8,933 shared, respectively),     ($520,616)   ($384,093)
at cost                                                --------------------------
          Total Stockholders' Equity                    $14,772,524  $14,500,670

          Total Liabilities & Stockholders' Equity     $142,014,261 $152,160,204
                                                       ==========================
     Shares Outstanding                                     832,717      831,773
                                                       ==========================

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                 THREE MONTHS ENDING
                                Sept. 30     Sept. 30
                                  1998         1997
                               (Unaudited)  (Unaudited)
Interest Income:
   Loans                        $2,842,265   $3,016,408
   Investment Securities           $24,795      $89,987
   Mortgage-Backed Securities      $23,294      $29,086
   Interest-Earning Deposits &
	Other	       	           $18,019       $3,243
                              --------------------------
        Total Interest Income   $2,908,373   $3,138,724

Interest Expense:
   Deposits                     $1,335,136   $1,396,492
   Borrowings                     $204,254     $326,478
                              --------------------------
       Total Interest Expense   $1,539,390   $1,722,970

Net Interest Income             $1,368,983   $1,415,754
Provision For Loan Losses               $0      $75,000
                              --------------------------
Net Interest Income
After Provision for Losses      $1,368,983   $1,340,754

Other Income:
   Service Fees & Other
	Charges		           $42,819      $43,319
   Gain on the Sale of
	Investments	           	          $0         $846
   Income From Loan Servicing      $45,054      $67,768
   Other Operating Income         $136,413      $67,123
   Income from Joint Venture       $10,500       $3,500
   Gain on Sale of Mortgages      $138,157     $102,980
                              --------------------------
         Total Other Income	    $372,943     $285,536

Other Expenses:
   Employee Compensation &
	Benefits	                $505,187     $476,901
   Office Occupancy & Equipment   $131,651     $119,195
   FDIC Premiums                   $28,686      $27,976
   Other                          $194,823     $183,555
                              --------------------------
          Total Other Expense     $860,347     $807,627
                              --------------------------
Income Before Taxes               $881,579     $818,663
Income Taxes                      $335,653     $300,168
                              --------------------------
NET INCOME                        $545,926     $518,495
                              ==========================

Earnings Per Share:                     $1           $1
                              ==========================

Dividend Per Common Share               $0           $1
                              ==========================
Avg. Common Shares Outstanding     833,866      845,039
                              ==========================

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30,

                                            1998         1997
                                         (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATION ACTIVITIES
 Net Income                                 $545,926     $518,495
 Adjustments To Reconcile Net Income To Net
   Cash Provided from Operating Activities:
     Depreciation                            $37,829      $42,371
     Provision For Loan Losses                    $0      $75,000
     Net Amortization of Premiums
     & Discounts	       	 	         $94,738      $37,057
     Deferred Loan Origination Fees          ($9,349)     ($5,771)
     (Income)/Loss from ADC Joint Ventur    ($10,500)     ($3,500)
     Changes in Certain Assets and Liabilities:
         Mortgage Loans Held For Sale     $2,184,079  ($1,208,789)
         Foreclosed Real Estate             $437,930     ($68,972)
         Accured Interest Receivable         $31,431      $13,572
         Other Assets                      ($105,307)   ($194,685)
         Accrued Interest Payable            ($4,388)     $15,435
         Advances From Borrowers For
           Taxes and Insurance              ($59,414)     $34,908
                                            $365,224     $103,492
         Other Liabilities                  $203,183     $207,884

                                        --------------------------
    Net Cash (Used For) Provided
    From Operating Activities             $3,711,382    ($433,503)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
 Net Other Decrease In Loans Receivable     $471,137  ($1,807,377)
 Investment In Joint Ventures               $230,777       $8,626
 Proceeds from Maturities of Investments  $1,001,589     $999,729
 Change in Mark to Market Adjustment Items     ($373)    ($10,577)
 Principal Reductions On MBS                 $83,964      $33,358
 Purchases Of Property & Equipment, Net           $0      ($2,950)
                                        --------------------------
   Net Cash Provided From (Used For)
   Investing Activities                   $1,787,094    ($779,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Interest Credited To Dep. Accts.,
  Excl. Escrow Accounts                   $1,331,963   $1,394,685
 Net Other(Decrease)Increase in Deposits ($4,101,889) ($1,631,188)
 Payments On Advances From FHLB          ($8,152,476)($21,452,326)
 Proceeds From Advances From FHLB                 $0  $24,100,000
 Proceeds From Exercise of Stock Options     $24,176           $0
 Purchase of Treasury Stock                ($136,523)   ($217,720)
 Dividends Paid on Common Stock            ($209,343)   ($990,927)
                                        --------------------------
 Net Cash (Used For) Provided
 from Financing			           ($11,244,092)  $1,202,524
 Net Increase (Decrease) In Cash
 Equivalents 				      ($5,745,616)   ($10,170)
Cash & Cash Equivalents At Beg. Of Per.    $7,367,355     $722,932
                                        --------------------------
 Cash & Cash Equivalents At End of Per.    $1,621,739     $712,762
                                        ==========================

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

     The consolidated financial statements for the three months ending September 30, 1998 and 1997 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition and results of operations and changes in cash flows in conformity with generally accepted accounting principles, but reflect, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results for the three months ending September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999.

2.  Net Income Per Common Share:

     Net income per common share is based on the weighted average total shares outstanding during the respective periods. Weighted average total shares outstanding for the periods included herein are as follows:

                            Sept 30, 1998    Sept. 30, 1997

   Three Months Ended         833,866          845,039




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

MANAGEMENT DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION:

At September 30, 1998 total assets of the Corporation were $142,014,261, a reduction of $10,145,943, or 6.67% from the July 1, 1998 start of the 1999 fiscal year when total assets equaled $152,160,204. The majority of the decline is related to cash and cash equivalents, which has decreased $5,745,616, and the Corporation's net loan portfolio, including mortgage loans held for sale, which has decreased by $2,672,350. The decrease is a result of the continuation of a relatively flat interest rate yield curve, during which long term interest rates have remained low for an extended period of time and has prompted an increased in mortgage origination, and refinance activity, for the Corporation. Unlike many institutions, the Corporation sells substantially all of its fixed rate mortgage originations in the national secondary mortgage market while keeping adjustable rate mortgages and short term consumer loans in its loan portfolio. Given the current interest rate environment the Corporation has experienced a reduction in both total assets and its' loan portfolio. The Corporation believes that utilizing the national secondary market is an appropriate tool for managing interest rate risk, and that the short term benefits of assuming long term interest rate risk does not out weigh the potential negative long term implications. As a result, the Corporation's loan portfolio has decreased while at the same time it's portfolio of loans serviced for others increased by $9.1 million, during the first quarter of the 1999 fiscal year, and totaled $160.2 million at September 30, 1998.

The funds generated by the reduction in the Corporation's total assets have been used to reduce borrowings, which are primarily represented by Advances from the Federal Home Loan Bank (FHLB Advances), and to fund deposits outflows as certain depositors search for higher yielding investment products outside of traditional bank insured deposit accounts. Since the beginning of the 1999 fiscal year FHLB Advances have been reduced by $8,152,476, or 37.23%, to $13,744,615, while deposits have decreased by $2,769,926, or 2.47%, to $109,409,905.

The Corporation's stockholders' equity increased by $271,854, or 1.87%, to $14,772,524 at September 30, 1998, largely as a result of net income earned during the recently concluded quarter.

RESULTS OF OPERATION: QUARTER ENDING SEPTEMBER 30, 1998 AND
SEPTEMBER 30, 1997:

Net interest income for the quarter ending September 30, 1998 was $1,368,983, $46,771, or 3.30% less than net interest income of $1,415,754 recorded during the quarter ending September 30, 1997. As was previously mentioned, long term interest rates have fallen substantially and at the end of the quarter were not significantly greater than short term rates, thus the existence of a relatively flat interest rate yield curved has contributed to shrinking net interest margins.

Interest income earned by the Corporation decreased by $230,351, or 7.34% from $3,138,724 for the quarter ending September 30, 1997 to $2,908,373 for the quarter ending September 30, 1998. The majority of the interest income earned by the Corporation is generated from its' loan portfolio.
A combination of a decreased average balance and a reduced average yield prompted a $174,143, or 5.77% decrease in interest income recorded from the loan portfolio. Loan interest income totaled $2,842,265 and $3,016,408 for the quarters ending September 30, 1998 and 1997, respectively. As has been previously mentioned, the current low interest rate environment has prompted a flurry of mortgage refinance activity and in the case of the Corporation it has represented the shifting of adjustable rate loans, and in some cases short term consumer debt, into loans serviced by the Corporation for national secondary mortgage market investors. For the quarter ending September 30, 1998 the average balance of loans outstanding equaled $134.8 million, yielding 8.43%, compared to average loans totaling $139.9 million, yielding 8.63% for the quarter ending September 30, 1997. A reduction in the average balance and average yield of the Corporation's investment security portfolio has prompted a $65,192 decrease in interest earned from this asset. For the quarter ending September 30, 1998 interest earned on investments totaled $24,795, compared to $89,987 earned during the comparable 1997 quarter. The majority of the volume decrease is related to the fact that, during the previous fiscal year, several individual investments within the portfolio contained callable features and were redeemed by their issuers. The Corporation reported earnings totaling $18,019 from interest earning deposits during the September 1998 quarter, an increase of $14,776 over the September 1997 quarter. As a result of the restructuring and reduction of total assets during the 1998 period, the Corporation has recognized an increase in cash and cash equivalents and has invested these funds on a short term basis, typically through federal funds sold, in an attempt to enhance interest income.

Total interest expense paid by the Corporation totaled
$1,539,390 for the quarter ending September 30, 1998, a decrease of $183,580, or 10.65%, compared to total interest expense of $1,722,970 for the quarter ending September 30, 1997. The majority of the decrease is the result of a reduction in interest expense paid on the Corporation's FHLB Advances, which decreased by $122,224, or 37.44% to $204,254 for the recently concluded quarter. The decline is attributable to a reduction in the average balance and cost of the Advances. For the three months ending September 30, 1998 the average balance of FHLB
Advances was $16.0 million, costing 5.10%, compared to $22.2 million, costing 5.89% for the comparable 1997 quarter. Additionally, a $1.4 million reduction in the average balance and a 15 basis point reduction in the average cost of deposits prompted a $61,356, or 4.39%, decrease in interest paid to depositors. For the quarter ending September 30, 1998 total deposit interest expense equaled $1,335,136, compared to $1,396,492 for the comparable 1997 period. The average balance of deposits was $113.9 million, costing 4.69%, and $115.3 million, costing 4.84%, for the quarters ending September 30, 1998 and 1997, respectively.

Provisions for loan losses are charged to earnings to bring the total allowance to a level considered appropriate based on historical experience, the volume and type of lending conducted by the Corporation, industry standards, the status of past due principal and interest payments, general economic conditions - particularly as they relate to the Corporation's market area - and other factors related to the collectibility of the Corporation's loan portfolio. During the quarter ending September 30, 1997 the Corporation's provision for loan loss totaled $75,000. No provision was charged to earnings during the quarter ending September 30, 1998. At September 30, 1998 the Corporation's total allowance for loan loss was $1,476,797, compared to $1,426,003 at September 30, 1997.

Total other income earned by the Corporation equaled $372,943 for the quarter ending September 30, 1998, an increase of $87,407, or 30.61%, over the comparable quarter. The majority of the other income earned by the Corporation was from the gain on the sale of mortgages. As was previous mentioned, the Corporation sells substantially all of its' fixed rate mortgages in the national secondary mortgage market, and the low interest rate environment has increased the demand for fixed rate mortgages. During the quarter ending September 30, 1998 the Corporation recorded gains of $138,157 from the sale of mortgages, an increase of $35,177, or 34.16%, compared to $102,980 recorded during the quarter ending September 30, 1997. The organization also recognized a substantial increase in other operating income during the September 1998 quarter, which totaled $136,413, compared to $67,123 during the September 1997 quarter. Of the $69,290 increase, approximately $51,000 is directly related to gains recorded on the sale of foreclosed real estate. No similar gains were generated during the comparable 1997 quarter.
During the September 1998 quarter, the Corporation's financial services subsidiary recorded a $ 23,000 increase in commission revenue,from the sale of non traditional, uninsured, investment products. Despite a significant increase in the balance of mortgages serviced by the Corporation in the national secondary mortgage market, income from loan servicing decreased by $22,714, or 33.52%, to $45,054 for the quarter ending
September 30, 1998. The actual income generated from servicing loans totaled $ 124,513, an increase of $ 27,904, but was offset by the amortization of the value of mortgage servicing as required by Financial Accounting Standards No. 122 (SFAS 122) entitled "Accounting for Mortgage Servicing Rights," which has increased from $ 28,841, for the quarter ending September 30, 1997, to $ 79,459 for the quarter ending September 30, 1998.

Total other expenses increased by $52,720, or 6.53%, to $860,347 for the quarter ending September 30, 1998, compared to $807,627 for the quarter ending September 30, 1997. Employee compensation and benefit expenses equaled $505,187 during the 1998 quarter, an increase of $28,286, or 5.93%, compared to the September 1997 quarter. The increase is directly related to annual salary adjustments for employee wages and directors' fees, as well as an increase in the cost of some employee benefits. Office occupancy and equipment expense increased by $12,456, or 10.45%, to $131,651 for the quarter ending September 30, 1998. During the 1997 quarter expenses from service providers were lower as a result of certain offsets which did not occur during the 1998 period. Other operating expenses equaled $194,823 for the three months ending September 30, 1998, an increase of $11,268, or 6.14%, compared to $183,555 for the comparable quarter. The increase is largely attributable to the expenses related to the increase in mortgage originations, as well as from the utilization of outside service providers. The Corporation's income tax provision totaled $335,653 for the quarter ending September 30, 1998 and $300,168 for the quarter ending September 30, 1997. The increase is directly related to the increase in pre-tax net income.

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

  During 1997, the Corporation developed a Year 2000 preparedness plan which was submitted and approved by the Corporation's Board of Directors on July 10, 1997 and was subsequently submitted to the Office of Thrift Supervision (OTS).

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

  The Corporation has a plan in place to complete testing of all critical internal systems and to date all milestones in the plan have been successfully met. Additionally, the Corporation has surveyed its commercial loan customer base asking for information on how those companies are addressing any potential problems.

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

    The following table sets forth information with respect to the Association's non-performing assets at September 30, 1998 and June 30, 1998, respectively:

                              9-30-98             06-30-98
Loans accounted for on a
non-accrual basis:
 Real Estate:
 Residential               $ 130,312.57      $   183,402.11
 Commercial                  341,955.13           29,393.54
 Commercial/Line of Credit    88,474.93           50,824.75
 Consumer/Home Equity         33,103.43           32,306.68
 Commercial(Non-Mortgage)     72,157.30                0.00
 Education                         0.00                0.00
 Consumer                     17,059.74           17,059.74
 Other                             0.00                0.00
 Total                     $ 683,063.10       $  312,986.82


Accruing  loans which are contractually past due 90 days or more:

 Real Estate:
 Residential               $  124,949.06      $         0.00
 Commercial                   104,989.61                0.00
 Commercial/Line of Credit     24,638.45                0.00
 Consumer/Home Equity               0.00                0.00
 Commercial(Non-Mortgage)     110,900.00                0.00
 Education                          0.00                0.00
 Consumer                           0.00                0.00
 Other                              0.00                0.00
 Total                     $  365,477.12     $          0.00

 Total of non-accrual &
 90 days past due loans    $1,048,540.22     $    312,986.82

 Percentage of total loans         0.80%                .23%

 Other non-performing
 assets                    $  47,295.77      $    485,226.45

ELMIRA SAVINGS & LOAN, F.A.
RISK BASED CAPITAL CALCULATION


    The table below presents the Association's capital position relative to its various minimum statutory and regulatory requirements at Septyember 30, 1998 and June 30, 1998 respectively:


                     09-30-98                   06-30-98
                               PERCENT                 PERCENT
                                  OF                      OF
                  AMOUNT       ASSETS (1)  AMOUNT      ASSETS (1)
Tangible Capital  14,064,654.39   9.93%    13,539,631.76  8.94%
Tangible Capital
Requirement        2,123,938.75   1.50%     2,272,853.87  1.50%
    Excess        11,940,715.64   8.43%    11,266,777.89  7.44%

Core Capital      14,064,654.39   9.93%    13,539,631.76  8.94%
Core Capital
Requirement        4,247,877.52   3.00%     4,545,707.74  3.00%
    Excess         9,816,776.87   6.93%     8,993,924.02  5.94%

Core and
Supplementary
Capital           15,290,881.38   15.62%   14,805,014.30 14.65%
Current
Risk-Based Capital
 Requirement.      7.833,247.15    8.00%    8,087,251.21  8.00%
    Excess         7,457,634.23    7.62%    6,717,763.09  6.65%

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




Item 1 - Legal Proceedings
       Not Applicable

Item 2 - Changes in Securities
       Not Applicable

Item 3 - Defaults Upon Senior Securities
       Not Applicable

Item 4 - Submission of Matters to a Vote of Security-Holders.
       Not Applicable


Item 5 - Other Information

  On October 20, 1998, the Board of Directors of ES&L Bancorp, Inc. declared a cash dividend of $0.25 per share. The total of dividends to be paid will be $207,969. The dividend will be paid on November 27, 1998 to stockholders of record on November 13, 1998.

Item 6 - Exhibits and Reports on Form 8-K
   Not Applicable

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the egistrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ES&L BANCORP, INC.


                     WILLIAM A. McKENZIE
                     President and Chief Executive Officer
                     (Duly Authorized Officer)


                      J. MICHAEL ERVIN
                      Sr. Vice President and Chief
                      Financial Officer
                      (Principal Financial Officer)


Date: November 16, 1998