Form 10-Q
period 1998-12-31
ES&L BANCORP INC
filed 1999-02-16
CIK 861995

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number
of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  831,872

          ES&L BANCORP, INC. AND SUBSIDIARIES
                      December 31, 1998


                          Index                              Page


Part I -  Financial Information

Item 1 -  Financial Statements:

          Consolidated Statements of Financial                 1
          Condition as of December 31, 1998
          (Unaudited) and June 30, 1998

          Consolidated Statements of Income                    2
          (Unaudited) for the three and six months ended
          December 31, 1998 and 1997

          Consolidated Statements of Cash Flows                3
          (Unaudited) for the six months ended
          December 31, 1998 and 1997

          Notes to Consolidated Financial Statements           4

Item 2 -  Management's Discussion and Analysis of              5
          Financial Condition and Results of Operations

          Year 2000 Information

          Non-Performing Loans at Dec. 31, 1998 and
	    June 30, 1998

          Risk-Based Capital Information at Dec. 31,
          1998 and June 30, 1998

Part II - Other Information

Signatures

E S & L BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition as of
December 31, 1998(Unaudited) and June 30, 1998
                                                    DEC. 31,     JUNE 30,
                                                      1998         1998
                                                  (Unaudited)       (1)
ASSETS                                            --------------------------
------
Cash and Cash Equivalents                           $2,200,470   $7,367,355
Investment Securities Held for Sale                    $68,389      $81,915
Investment Securities, Approximate market value of     $21,806   $1,025,244
$21,775 and $1,026,199 at 12/31/98 and
06/30/98 respectively
Mortgage-Backed Securities Held for Sale              $935,651   $1,212,122
Mortgage-Backed Securities, Approximate market        $134,781     $136,478
value $134,781 at 12/31/98 and $136,478
at 06/30/98, respectively
Mortgage Loans Held For Sale                       $10,809,221   $8,231,474
Loans Recievable, Net                             $122,389,276 $126,181,335
Federal Home Loan Bank Stock, at cost               $1,313,100   $1,313,100
Foreclosed Real Estate-Real Estate Owned              $225,000     $485,226
Investment In Joint Venture:
   Acquisition, Development & Construction Project    $630,861     $765,952
   Mortgage Banking Partnership                       $191,315     $197,646
Property and Equipment, Net                         $2,838,766   $2,901,870
Accured Interest Recievable                           $696,427     $775,316
Other Assets                                        $1,543,839   $1,485,171
                                                  --------------------------
         Total Assets                             $143,998,902 $152,160,204
                                                  ==========================
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Liabilities:
     Deposits                                     $109,965,111 $112,179,831
     Advances - Federal Home Loan Bank of N. Y.    $15,592,100  $21,897,091
     Other Borrowings                                       $0           $0
     Accrued Interest Payable:
       Deposits                                           $235       $7,607
       Borrowings                                      $82,517      $84,614
     Advances From Borrowers For
          Taxes and Insurance                       $2,854,447   $2,982,958
     Other Liabilities                                $449,739     $507,433
                                                  --------------------------
          Total Liabilities                       $128,944,149 $137,659,534
                                                  --------------------------
Stockholders' Equity:
     Serial Preferred Stock, 500,000
      Shares Authorized; None Issued                        $0           $0
     Common Stock, $.01 Par Value;
      3,000,000 Shares Authorized,
      862,766 and 855,967 Shares Issued,                $8,628       $8,560
      respectively
     Additional Paid-In-Capital                     $2,671,155   $2,599,654
     Retained Earnings - Substantially
      Restricted                                   $12,887,862  $12,219,481
     Net Unrealized Gain/(Loss) on
      Invsetments Held for Sale                        $28,426      $57,069
Treasury Stock (30,894 & 24,194 shares,              ($541,318)   ($384,093)
respectively                                       --------------------------
          Total Stockholders' Equity               $15,054,753  $14,500,670

     Total Liabilities & Stockholders' Equity     $143,998,902 $152,160,204
                                                  ==========================
     Shares Outstanding                                831,872      831,773
                                                  ==========================

(1): Amounts at June 30, 1998 have been extracted from the audited financial statements at that date and condensed.

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                     DECEMBER 31,          DECEMBER 31,
                                      1998       1997       1998       1997
                                   (Unaudited)(Unaudited)(Unaudited)(Unaudited)
Interest Income:
   Loans                           $2,755,299 $2,999,191 $5,597,564 $6,015,599
   Investment Securities              $24,019    $59,321    $48,814   $149,308
   Mortgage-Backed Securities         $19,901    $28,901    $43,195    $57,987
   Interest-Earning Deposits & Other  $14,002     $5,959    $32,021     $9,202
                                   --------------------------------------------
                    Total Interest $2,813,221 $3,093,372 $5,721,594 $6,232,096

Interest Expense:
   Deposits                        $1,276,439 $1,385,291 $2,611,575 $2,781,783
   Borrowings                        $202,656   $344,412   $406,910   $670,890
                                   --------------------------------------------
                    Total Interest $1,479,095 $1,729,703 $3,018,485 $3,452,673

Net Interest Income                $1,334,126 $1,363,669 $2,703,109 $2,779,423
Provision For Loan Losses                  $0    $75,000         $0   $150,000
                                   --------------------------------------------
Net Interest Income After
Provision for Losses               $1,334,126 $1,288,669 $2,703,109 $2,629,423

Other Income:
   Service Fees And Other Charges     $41,246    $40,783    $84,065    $84,102
   Gain on the Sale of Investments     $7,344       $530     $7,344     $1,376
   Income From Loan Servicing         $42,331    $65,894    $87,385   $133,662
   Other Operating Income             $67,499    $36,426   $203,912   $103,549
   Income from Joint Venture           $3,500    $14,000    $14,000    $17,500
   Gain on Sale of Mortgages         $153,100   $137,219   $291,257   $240,199
                                   --------------------------------------------
                 Total Other Income  $315,020   $294,852   $687,963   $580,388

Other Expenses:
   Employee Compensation & Benefits  $483,663   $466,029   $988,850   $942,930
   Office Occupancy and Equipment    $149,393   $103,578   $281,044   $222,773
   Federal Deposit Insurance Prem.    $27,832    $28,852    $56,518    $56,828
   Other                             $168,886   $183,440   $363,709   $366,995
                                   --------------------------------------------
               Total Other Expenses  $829,774   $781,899 $1,690,121 $1,589,526
                                   --------------------------------------------
Income Before Taxes                  $819,372   $801,622 $1,700,951 $1,620,285
Income Taxes                         $279,544   $306,525   $615,197   $606,693
                                   --------------------------------------------
NET INCOME                           $539,828   $495,097 $1,085,754 $1,013,592
                                   ============================================

Earnings Per Share:                     $0.65      $0.60      $1.30      $1.21
                                   ============================================

Dividend Per Common Share               $0.25      $0.17      $0.50      $1.34
                                   ============================================
Average Common Shares Outstanding     831,873    834,107    832,868    839,573
                                   ============================================

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

								   SIX MONTHS ENDED DEC. 31,
                                                      1998         1997
                                                   (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATION ACTIVITIES
 Net Income                                         $1,085,754   $1,013,592
 Adjustments To Reconcile Net Income To Net
   Cash Provided from Operating Activities:
     Depreciation                                      $94,516      $82,758
     Provision For Loan Losses                              $0     $150,000
     Net Amortization of Premiums & Discounts         $203,028      $83,608
     Deferred Loan Origination Fees                    ($9,327)     ($7,272)
     (Income)/Loss from ADC Joint Venture             ($14,000)    ($17,500)
     Changes in Certain Assets and Liabilities:
         Mortgage Loans Held For Sale              ($2,577,747)   ($711,704)
         Foreclosed Real Estate                       $260,226       $9,334
         Accured Interest Receivable                   $78,889       $3,192
         Other Assets                                 ($58,668)   ($255,218)
         Accrued Interest Payable                      ($9,469)     ($6,971)
         Advances From Borrowers For
           Taxes and Insurance                       ($128,511)    $223,642
         Other Liabilities                            ($57,694)    ($83,695)
                                                  --------------------------
Net Cash (Used For) Provided From Operating
Activities                                         ($1,133,003)    $483,766

CASH FLOWS FROM INVESTMENT ACTIVITIES:
 Net Other Increase In Loans Receivable             $3,623,768    ($703,519)
 Investment In Joint Ventures                         $141,422     ($92,611)
 Proceeds from Maturities/Sales of Investments      $1,014,903   $2,000,332
 Change in Mark to Market Adjustment Items             $47,736      ($4,956)
 Principal Reductions On Mortgage-Backed Securities   $239,835      $73,941
 Purchases Of Property & Equipment, Net               ($31,412)     ($4,198)
                                                  --------------------------
   Net Cash Provided From (Used For) Investing
   Activities                                       $5,036,252   $1,268,989

CASH FLOWS FROM FINANCING ACTIVITIES:
 Interest Credited To Dep. Accts., Excl. Escrow
 Accounts                                           $2,606,166   $2,778,565
 Net Other (Decrease) Increase in Deposits         ($4,820,886) ($1,746,489)
 Payments On Advances From Federal Home Loan Bank  ($8,304,991)($56,904,688)
 Proceeds From Advances From Federal Home Loan Bank $2,000,000  $57,600,000
 Proceeds From Exercise of Stock Options               $24,176           $0
 Purchase of Treasury Stock                          ($157,225)   ($233,722)
 Dividends Paid on Common Stock                      ($417,374) ($1,132,726)
                                                  --------------------------
 Net Cash (Used For) Provided From Financing       ($9,070,134)    $360,940

 Net Increase (Decrease) In Cash Equivalents       ($5,166,885)  $2,113,695
 Cash and Cash Equivalents At Beginning Of Period   $7,367,355     $722,932
                                                  --------------------------
 Cash and Cash Equivalents At End of Period         $2,200,470   $2,836,627
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

The consolidated financial statements for the three and six months ending December 31, 1998 and 1997 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition and results of operations and changes in cash flows in conformity with generally accepted accounting principles, but reflect, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results for the three and six months ending December 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999.

2.  Net Income Per Common Share:

Net income per common share is based on the weighted average total shares outstanding during the respective periods. Weighted average total shares outstanding for the periods included herein are as follows:

                            Dec. 31, 1998    Dec. 31, 1997

   Three Months Ended          831,873          834,107
   Six Months Ended            832,868          839,573

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

FINANCIAL CONDITION:

On December 31, 1998 the Corporation's total assets equaled
$143,998,902, a reduction of $8,161,302, or 5.36%, from the
July 1, 1998 start of the Corporation's 1999 fiscal year, when total assets equaled $152,160,204. The majority of the decline is related to cash and cash equivalents, which have decreased by $5,166,885 to $2,200,470 at December 31, 1998. As stated in previous filings, unlike many financial institutions, the Corporation sells substantially all of its fixed rate mortgage originations in the national secondary mortgage market, while keeping adjustable rate mortgage originations in its loan portfolio. As a result of the continuation of a relatively flat interest rate yield curve, during which long term interest rates have remained low for an extended period of time, the majority of the Corporation's mortgage origination activity has resulted in fixed rate mortgages. This has prompted a $3,792,059, or 3.01% decrease in the Corporation's net loan portfolio, while at the same time increasing the Corporation's mortgage loans held for sale by $2,577,747.
At December 31, 1998, the Corporation's net loan portfolio totaled $122,389,276, compared to $126,181,335 at June 30,
1998. During the same period, mortgage loans held for sale have increased from $8,231,474 at June 30, 1998 to $10,809,221 at December 31, 1998.

The funds generated by the Corporation's reduction in total assets have been used to reduce borrowings, primarily
Advances from the Federal Home Loan Bank of New York (FHLB advances), and to fund deposit outflows, as some depositors search for higher yielding investment products, outside of traditional federally insured deposit accounts.
Since the beginning of the 1999 fiscal year, FHLB advances have been reduced by $6,304,991 to $15,592,100, while deposits have decreased by $2,214,720 to $109,965,111.

Stockholders' equity in the Corporation was $15,054,753 at December 31, 1998, an increase of $554,083, or 3.82%, since the July 1, 1998 beginning of the 1999 fiscal year.

RESULTS OF OPERATIONS:  QUARTER ENDING DECEMBER 31, 1998
AND DECEMBER 31, 1997.

Net interest income earned by the Corporation during the quarter ending December 31, 1998 was $1,334,126, a decrease of $29,543, or 2.17%, when compared to the quarter ending
December 31, 1997.

During the quarter ending December 31, 1998, interest income earned by the Corporation decreased by $280,151, or 9.06%, to $2,813,221, compared to interest income of $3,093,372 earned during the quarter ending December 31, 1997. The majority of the Corporation's interest income is derived from its loan portfolio. For the quarter ending December 31, 1998 interest earned from the loan portfolio totaled $2,755,299, a reduction of $243,892, or 8.13%, compared to the December 1997 quarter. As was reported earlier in the filing, the Corporation sells substantially all of its fixed rate mortgage originations into the national secondary mortgage market. As a result of the continuation of a relatively flat yield curve, long term interest rates have remained low prompting a significant amount of the new mortgage and refinance origination activity of the bank and its mortgage banking subsidiary to be comprised of fixed rate mortgage loans. As a result, the average balance of the Corporation's loan portfolio has decreased by $6.4 million, from $140.2 million, for the three months ending December 31, 1997 to $133.8 million for the three months ending December 31, 1998. The majority of the loans comprising the loan portfolio are adjustable rate mortgages, and given the overall decrease in interest rates over the past year, the average yield on the portfolio has declined from 8.56% to 8.24% for the quarters ending
December 31, 1997 and 1998, respectively. Similarly, a reduction in the average balance and average yield of the Corporation's investment portfolio has prompted a $35,302 decrease in interest income from $59,321 for the quarter ending December 31, 1997 to $24,019 for the quarter ending December 31, 1998. The majority of the decrease in the average balance, since the comparable 1997 period, is related to the fact that several investments within the portfolio contained callable features and were redeemed by their issuers. For the quarter ending December 31, 1998 the average balance of the Corporation's investment portfolio was $1.6 million, yielding 5.99%, compared to $3.9 million, yielding 6.16% during the December 31, 1997 quarter.

Interest expense paid by the Corporation during the three months ending December 31, 1998 decreased by $250,608, or 14.49%, to $1,479,095, compared to interest expense of $1,729,703 during the December 1997 quarter. The previously identified decrease in the Corporation's assets has also resulted in a decrease in liabilities, most notably deposits and Advances from the Federal Home Loan
Bank (FHLB advances). During the 1998 period the average balance of the Corporation's deposits totaled $111.9 million, costing 4.56%, compared to average deposits of $113.9 million, costing 4.87%, for the 1997 three month period. This combination prompted a $108,852, or 7.86%, decrease in deposit interest expense paid during the 1998 quarter. Total deposit interest was $1,276,439 and $1,385,291 for the quarters ending December 31, 1998 and 1997, respectively. Interest expensed paid by the Corporation for FHLB advances decreased by $141,756, to $202,656 for the quarter ending December 31, 1998, compared to $344,412 for the quarter ending December 31, 1997.
During the 1998 period the average balance of FHLB advances outstanding was $14.6 million, costing 5.56%, compared to $23.7 million, costing 5.80%, during the 1997 quarter.

Provisions for loan loss are charged to earnings to bring the allowance to a level considered appropriate based on historical experience, the volume and type of lending conducted by the Corporation, industry standards, the status of past due principal and interest payments, general economic conditions - particularly as they relate to the Corporation's market area - and other factors related to the collectibility of the Corporation's loan portfolio.
During the quarter ending December 31, 1997 the Corporation's provision for loss totaled $75,000. No provision was charged against earnings during the quarter ending December 31, 1998. At December 31, 1998 the
Corporation's total allowance for loan losses was $1,397,232, compared to $1,495,592 at December 31, 1997.

Total other income earned by the Corporation during the quarter ending December 31, 1998 equaled $315,020, an increase of $20,168, or 6.84%, over the same quarter one year ago. The majority of other income earned by the Corporation resulted from gains on the sale of mortgages.
As has been previously identified, the Corporation sells substantially all of its fixed rate mortgage originations in the national secondary mortgage market. During the three months ending December 31, 1998 gains on the sale of mortgages totaled $153,100, $15,881 more than the comparable quarter. Other operating income of the Corporation totaled $67,499 for the December 1998 quarter, an increase of $31,073, compared to $36,426 during the 1997 period. The majority of the increase is related to increased profits from the Corporation's subsidiaries.
ES&L Mortgage Corporation's earnings from its mortgage banking partnership, PACE Funding, increased by approximately $19,000 during the December 1998 quarter, while ES&L Financial Services, recorded an increase in sales and commission income of approximately $5,600. Despite a record outstanding balance of loans serviced for others, the Corporation reported a $23,563 decrease in income from loan servicing. For the quarter ending December 31, 1998 loan servicing income totaled $42,331, compared to $65,894 for the 1997 quarter. The reduction results from an increase in expense related to the amortization of the value of mortgage servicing, as required by Financial Accounting Standards No. 122 (SFAS 122), entitled
"Accounting for Mortgage Servicing Rights." Without this adjustment, mortgage servicing income would have increased by more than $38,000 during the 1998 period.

The Corporation's total other expenses increased by $47,875, or 6.12%, to $829,774 for the quarter ending
December 31, 1998. Employee compensation and benefits expense totaled $483,663, an increase of $17,634, or 3.78%, for the quarter ending December 31, 1998. The increase is directly related to annual salary adjustments for employee wages and directors' fees, as well as an increase in the cost of some employee benefits. Office occupancy and equipment expense rose $45,815, to $149,393 for the quarter ending December 31, 1998. During the 1997 period expenses from service providers were lower as a result of certain offsets which did not occur during the 1998 period.
Additionally, in accordance with IRS Section 179, the Corporation fully expensed the cost of certain equipment purchases during the December 1998 quarter. Other expenses of the Corporation decreased by $14,554, or 7.93%, to $168,886 during the 1998 three month period. The majority of the decrease is attributable to expenses related to mortgage originations, as well as a reduction in the carrying costs of real estate acquired by the Bank through foreclosure.

The Corporation's income tax provision totaled $279,544 for the quarter ending December 31, 1998, compared to $306,525 for the quarter ending December 31, 1997.

RESULTS OF OPERATION: SIX MONTHS ENDING DECEMBER 31, 1998
AND DECEMBER 31, 1997.

The Corporation's net interest income for the six months ending December 31, 1998 was $2,703,109, a decrease of $76,314, compared to net interest income of $2,779,423 for the six months ending December 31, 1997.

Interest earned from the Corporation's loan portfolio decreased by 6.95%, or $418,035, to $5,597,564.
Combinations of a reduction in the average balance of the portfolio and a decrease in the average yield have prompted this decline in earnings. For the semi-annual period ending December 31, 1998 the average balance of the loan portfolio totaled $134.4 million, yielding 8.33%, compared to $139.9 million, yielding 8.60%. The reduced average balance results from the Corporation's ongoing decision to sell substantially all of its fixed rate mortgage originations in the national secondary mortgage market, while the current low long term interest rate market has prompted borrowers to primarily choose fixed rate loan products. Several investments in the Corporation's investment portfolio featured callable provisions and since the 1997 comparable period the issuers of these investments have redeemed the securities. As a result both the average balance and the average yield of the Corporation's investment portfolio has decreased and prompted a reduction in interest income of $100,494. For the six months ending December 31, 1998 investment interest income totaled
$48,814, compared to $149,308 for the December 1997 six month period. The average balance of the portfolio was $4.6 million, yielding 6.48%, and $1.7 million, yielding 5.58%, for the six months ending December 31, 1997 and 1998, respectively. As a result of a decrease in loans receivable during the 1998 six month period, the Corporation has recognized additional interest income from cash and cash equivalents. For the six months ending December 31, 1998 interest from these short term investments, typically federal funds sold, equaled $32,021, compared to $9,202 for the same period one year ago.

As previously described, the reduction in the Corporation's assets has funded a reduction in deposits and borrowings.
Interest paid to depositors for the six months ending
December 31, 1998 totaled $2,611,575, compared to
$2,781,783 during the 1997 six month period. The decrease is directly related to a decline in the average balance and cost of deposits. For the 1998 six month period the average balance of deposits totaled $113.0 million, costing
4.62%, while the average balance was $114.6 million, costing 4.85% during the six month period in 1997. The same correlation is true relative to the Corporation's FHLB advances. The average balance of FHLB advances was $15.5 million, costing 5.26%, and $22.9 million, costing 5.86%, for the six month periods ending December 31, 1998 and 1997, respectively. As a result, interest expense on the Corporation's borrowing were $406,910 for the six months ending December 31, 1998, a decrease of $263,980 compared to the six months ending December 31, 1997.

Provisions for loan loss are charged to earnings to bring the allowance to a level considered appropriate based on historical experience, the volume and type of lending conducted by the Corporation, industry standards, the status of past due principal and interest payments, general economic conditions - particularly as they relate to the Corporation's market area - and other factors related to the collectibility of the Corporation's loan portfolio.
During the six months ending December 31, 1997 the Corporation's provision for loss totaled $150,000. No provision was charged against earnings during the six months ending December 31, 1998. At December 31, 1998 the
Corporation's total allowance for loan losses was $1,397,232, compared to $1,495,592 at December 31, 1997.

Other income earned by the Corporation has increased by $107,575, or 18.54%, to $687,963 for the six months ending December 31, 1998, compared to $580,388 for the comparable period. The majority of the increase is attributable to other operating income, which has risen $100,363 to $203,912, and is a direct result of $55,000 in gains recorded from the sale of real estate acquired through foreclosure during the 1998 period, as well as from increased earnings from the Bank's subsidiaries, ES&L Financial Services and ES&L Mortgage Corporation, which have recorded notable increases in income during the current period when compared to six month 1997 period.
Gains recorded from the sale of mortgages contributed
$291,257 in income during the first six months of the 1999 fiscal year, an increase of $51,058 over the same period one year ago, and results from the increase in sales of fixed rate mortgage originations in the national secondary mortgage market. Income from loan servicing decreased by $46,277 to $87,385 during the six months ending 12/31/98.
As previously stated, the decrease results from an increase in the amortization of the value of mortgage servicing, in accordance with Financial Accounting Standards No. 122
(SFAS 122) entitled "Accounting for Mortgage Servicing
Rights."

During the six months ending December 31, 1998 total other expenses equaled $1,690,121, an increase of $100,595, or 6.33%, compared to the December 1997 six month period.
Employee compensation and benefits increased $45,920 to $988,850 for the six month 1998 period, as a result of annual salary adjustments for employee wages and directors' fees, as well as increases in the cost of some employee benefits. Office occupancy and equipment expense totaled $281,044 for the current period, an increase of $58,271, compared to the same period a year ago. This is attributable to increased expenses from third party service providers, some off which had been offset by account credits in the comparable period. Additionally, under
Section 179 of the IRS Code, the Corporation has elected to fully expense approximately $14,000 more of the total cost of certain equipment purchases during the December 1998 period, than the December 1997 quarter.

The Corporation's net income tax provision was $615,197 and $606,693 for the six months ending December 31, 1998 and 1997, respectively.

YEAR 2000 CONSIDERATIONS:

"Year 2000 Readiness Disclosure"

A great deal of information has been disseminated about the possible computer problems that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year (a common programming practice in earlier years) are expected to read entries for the year 2000 as 1900 and compute payment, interest or delinquency based on the wrong date, or are expected to be unable to function all together.

Rapid and accurate data processing is essential to the operation of the Corporation and, as a result, during 1997 the Corporation developed a Year 2000 preparedness plan.
This plan was submitted and approved by the Corporation's
Board of Directors in July 1997, and was subsequently submitted to the Office of Thrift Supervision (OTS). We have established an internal committee that meets monthly to continually review the plan and monitor its' ongoing testing.

The Corporation has tested all of our internal systems for Year 2000 readiness. We found that the vast majority of our equipment was ready for the Year 2000, and plans have beed made to replace the small amount of equipment that was not.

Our plan also established procedures to contact and monitor the Year 2000 preparedness of third part servicers, including NCR Corporation - the company responsible for the Bank's customer account processing. NCR has a plan in place which has been reviewed by external audit organizations, as well as Federal Bank examiners. NCR continues the ongoing process of testing their plan.

All other major service providers have been contacted and have provided us with information regarding their Year
2000 plans. Additionally, the Corporation has surveyed its commercial loan customer base asking for information on how those companies are addressing any potential problems.

At the present time the Corporation anticipates no significant financial expenditure will be necessary with regard to our year 2000 preparedness.

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

    The following table sets forth information with respect to the Association's non-performing assets at December 31, 1998 and June 30, 1998, respectively:

                             12-31-98             06-30-98
Loans accounted for on a
non-accrual basis:
 Real Estate:
 Residential               $  51,614.91      $   183,402.11
 Commercial                  403,997.93           29,393.54
 Commercial/Line of Credit   115,827.09           50,824.75
 Consumer/Home Equity         33,900.18           32,306.68
 Commercial(Non-Mortgage)     87,157.30                0.00
 Education                         0.00                0.00
 Consumer                     17,059.74           17,059.74
 Other                             0.00                0.00
 Total                     $ 709,557.15       $  312,986.82


Accruing  loans which are contractually past due 90 days or more:

 Real Estate:
 Residential               $   59,194.25      $         0.00
 Commercial                         0.00                0.00
 Commercial/Line of Credit          0.00                0.00
 Consumer/Home Equity               0.00                0.00
 Commercial(Non-Mortgage)           0.00                0.00
 Education                          0.00                0.00
 Consumer                       2,487.83                0.00
 Other                              0.00                0.00
 Total                     $   61,682.08     $          0.00

 Total of non-accrual &
 90 days past due loans    $  771,239.23     $    312,986.82

 Percentage of total loans         0.58%                .23%

 Other non-performing
 assets                    $ 225,000.00      $    485,226.45

ELMIRA SAVINGS & LOAN, F.A.
RISK BASED CAPITAL CALCULATION


    The table below presents the Association's capital position relative to its various minimum statutory and regulatory requirements at December 31, 1998 and June 30, 1998 respectively:


                     12-31-98                   06-30-98
                               PERCENT                 PERCENT
                                  OF                      OF
                  AMOUNT       ASSETS (1)  AMOUNT      ASSETS (1)
Tangible Capital  14,444,860.06   9.95%    13,539,631.76  8.94%
Tangible Capital
Requirement        2,105,657.00   1.50%     2,272,853.87  1.50%
    Excess        12,339,203.06   8.45%    11,266,777.89  7.44%

Core Capital      14,444,860.06   9.95%    13,539,631.76  8.94%
Core Capital
Requirement        4,211,314.01   3.00%     4,545,707.74  3.00%
    Excess        10,233,546.05   6.95%     8,993,924.02  5.94%

Core and
Supplementary
Capital           15,672,874.25   15.63%   14,805,014.30 14.65%
Current
Risk-Based Capital
 Requirement.      7,851,158.44    8.00%    8,087,251.21  8.00%
    Excess         7,821,715.80    7.63%    6,717,763.09  6.65%

(1) Based upon tangible assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.

                         12-31-98        06-30-98
Tangible Assets -      140,377,133.64    151,523,591.12
Risk Weighted Assets -  98,139,480.56    101,090,640.15

                      ES&L BANCORP, INC.

                           PART II
                       OTHER INFORMATION




Item 1 - Legal Proceedings
       Not Applicable

Item 2 - Changes in Securities
       Not Applicable

Item 3 - Defaults Upon Senior Securities
       Not Applicable

Item 4 - Submission of Matters to a Vote of Security-Holders.

(a) The registrant held its 1998 annual meeting of stockholders on Monday, October 26, 1998.

(b) This item is inapplicable since (i) proxies for the Registrant's annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934,
(ii) there were no solicitation in opposition to management's nominees as listed in the proxy statement and
(iii) all of such nominees were elected.

(c) The matters voted upon at the annual meeting were: (i) the election of directors; and (ii) the ratification of the appointment of Mengel, Metzger, Barr & Co., LLP as independent auditors for the Corporation for the fiscal year ending June 30, 1999.

1.  Election of Directors:            For         Against

    L. Edward Considine            711,010          775
    Jack H. Mikkelsen              711,010          775
    Frederick J. Molter            711,010          775

2. Ratification of Appointment of Auditors:

              For             Against           Abstain

            709,660             270              1,855



(d) This item is inapplicable since the registrant's stockholders did not receive any solicitation subject to Rule 14a-11 in connection with the annual meeting.

Item 5 - Other Information

On January 19, 1999, the Board of Directors of ES&L Bancorp,
Inc. declared a cash dividend of $0.25 per share. The total of dividends to be paid will be $207,968. The dividend will be paid on February 26, 1999 to stockholders of record on February 12, 1999.

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

Date: February 16, 1999