Form 10-Q
period 1999-03-31
ES&L BANCORP INC
filed 1999-05-17
CIK 861995

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 831,422

          ES&L BANCORP, INC. AND SUBSIDIARIES
                        March 31, 1999


                          Index                              Page


Part I -  Financial Information

Item 1 -  Financial Statements:

          Consolidated Statements of Financial                 1
	    Condition as of March 31, 1999 (Unaudited) and June 30, 1998

          Consolidated Statements of Income                    2
	    (Unaudited) for the three months and
          nine months ended March 31, 1999 and 1998

          Consolidated Statements of Cash Flows                3
          (Unaudited) for the nine months ended
          March 31, 1999 and 1998

          Notes to Consolidated Financial Statements           4

Item 2 -  Management's Discussion and Analysis of              5
          Financial Condition and Results of Operations

          Year 2000 Information                               11

          Non-Performing Loans at March 31, 1999 and          12
          June 30, 1998

          Risk-Based Capital Information at March 31,         13
          1999 and June 30, 1998

Part II - Other Information                                   16
Signatures                                                    18

E S & L BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition as of
March 31, 1999(Unaudited) and June 30, 1998
                                              MAR. 31,     JUNE 30,
                                                1999         1998
                                            (Unaudited)       (1)
ASSETS                                     --------------------------
Cash and Cash Equivalents                 $   6,350,318   7,367,355
Investment Securities Held for Sale             166,976      81,915
Investment Securities, Approximate market
value of $19,978 and $1,026,199 at 03/31/99
and 06/30/98 respectively.                       19,991   1,025,244
Mortgage-Backed Securities Held for Sale        907,337   1,212,122
Mortgage-Backed Securities, Approximate
market value of $127,811 at 03/31/99
and $136,478 at 06/30/98, respectively          127,811     136,478
Mortgage Loans Held For Sale                  3,970,481   8,231,474
Loans Recievable, Net                       123,652,022 126,181,335
Federal Home Loan Bank Stock, at cost         1,313,100   1,313,100
Foreclosed Real Estate-Real Estate Owned         50,303     485,226
Investment In Joint Venture:
Acquisition, Development & Construction Proj    626,988     765,952
   Mortgage Banking Partnership                 181,687     197,646
Property and Equipment, Net                   2,830,709   2,901,870
Accured Interest Recievable                     678,985     775,316
Other Assets                                  2,187,945   1,485,171
                                            ------------------------
         Total Assets                     $ 143,064,653 152,160,204
                                            ========================
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Liabilities:
     Deposits                             $ 111,955,470 112,179,831
     Advances - FHLB of N. Y.                13,439,546  21,897,091
     Other Borrowings                                 0           0
     Accrued Interest Payable:
       Deposits                                   2,005       7,607
       Borrowings                                80,540      84,614
     Advances From Borrowers For
          Taxes and Insurance                 1,720,965   2,982,958
     Other Liabilities                          503,447     507,433
                                            ------------------------
          Total Liabilities               $ 127,701,973 137,659,534
                                            ------------------------
Stockholders' Equity:
     Serial Preferred Stock, 500,000
      Shares Authorized; None Issued                  0           0
     Common Stock, $.01 Par Value;
      3,000,000 Shares Authorized,
      862,766 and 855,967 Shares Issued,
      respectively                        $       8,628       8,560
     Additional Paid-In-Capital               2,671,155   2,599,654
     Retained Earnings - Substantially
      Restricted                             13,216,784  12,219,480
     Net Unrealized Gain/(Loss) on
      Invsetments Held for Sale                  18,456      57,069
Treasury Stock (31,344 & 24,194 shared,
respectively), at cost                         (552,343)   (384,093)
                                            ------------------------
          Total Stockholders' Equity      $  15,362,680  14,500,670

          Total Liabilities & Stockholder $ 143,064,653 152,160,204
                                            ========================
     Shares Outstanding                         831,422     831,773
                                            ========================
(1): Amounts at June 30, 1998 have been extracted from the audited financial statements at that date and condensed.

               BOOK VALUE                         18.48       17.43

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                     MARCH 31,              MARCH 31,
                                  1999       1998       1999       1998
                              (Unaudited)(Unaudited)(Unaudited)(Unaudited)
Interest Income:
   Loans                        $2,682,710 2,950,791 $8,280,274 8,966,390
   Investment Securities            22,732    58,875     71,546   208,183
   Mortgage-Backed Securities       19,173    27,320     62,368    85,307
   Interest-Earning Deposits
   and Other                        24,810     5,735     56,831    14,937
                                 -------------------------------------------
   Total Interest Income         2,749,425 3,042,721  8,471,019 9,274,817

Interest Expense:
   Deposits                      1,237,443 1,366,487  3,849,018 4,148,270
   Borrowings                      195,968   275,583    602,878   946,473
                                 -------------------------------------------
   Total Interest Expense        1,433,411 1,642,070  4,451,896 5,094,743

Net Interest Income              1,316,014 1,400,651  4,019,123 4,180,074
Provision For Loan Losses                0    75,000          0   225,000
                                 -------------------------------------------
Net Interest Inc After Provision
for Losses                       1,316,014 1,325,651  4,019,123 3,955,074

Other Income:
   Service Fees And Other Charges   37,574    36,054    121,639   120,156
   Gain on the Sale of Investment        0     5,118      7,344     6,494
   Income From Loan Servicing       29,644    60,744    117,029   194,406
   Other Operating Income          101,885    52,634    305,797   156,183
   Income from Joint Venture         5,677    23,317     19,677    40,817
   Gain on Sale of Mortgages       293,550   117,069    584,807   357,268
                                 -------------------------------------------
   Total Other Income              468,330   294,936  1,156,293   875,324

Other Expenses:
   Employee Compensation & Benefi  575,241   483,342  1,564,091 1,426,272
   Office Occupancy and Equipment  142,507   143,724    423,551   366,497
   Federal Deposit Insurance Prem   26,568    29,155     83,086    85,983
   Other                           176,864   189,983    540,573   556,978
                                 -------------------------------------------
   Total Other Expenses            921,180   846,204  2,611,301 2,435,730
                                 -------------------------------------------
Income Before Taxes                863,164   774,383  2,564,115 2,394,668
Income Taxes                       326,386   289,333    941,583   896,026
                                 -------------------------------------------
NET INCOME                      $  536,778   485,050 $1,622,532 1,498,642
                                 ===========================================

Earnings Per Share:             $     0.65      0.58 $     1.95      1.79
                                 ===========================================

Dividend Per Common Share       $     0.25      0.17 $     0.75      1.51
                                 ===========================================
Average Common Shares Outstanding  831,542   833,773    832,433   837,668
                                 ===========================================

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 NINE MONTHS ENDED MAR. 31,
                                                      1999          1998
                                                   (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income                                      $  1,622,532 $   1,498,642
 Adjustments To Reconcile Net Income To Net
   Cash Provided from Operating Activities:
     Depreciation                                     133,875      134,714
     Provision For Loan Losses                              0      225,000
     Net Amortization of Premiums & Discounts         330,607      142,807
     Deferred Loan Origination Fees                    (9,910)      (9,423)
     (Income)/Loss from ADC Joint Venture             (19,677)     (40,817)
     Changes in Certain Assets and Liabilities:
         Mortgage Loans Held For Sale               4,260,993   (5,794,441)
         Foreclosed Real Estate                       434,923      (19,000)
         Accured Interest Receivable                   96,331       59,376
         Other Assets                                (702,774)    (294,744)
         Accrued Interest Payable                      (9,676)      (6,633)
         Advances From Borrowers For
           Taxes and Insurance                     (1,261,993)    (786,876)
         Other Borrowings                                   0            0
         Other Liabilities                             (3,986)      21,542
                                                  --------------------------
    Net Cash (Used For) Provided From Operating
    Activities                                   $  4,871,245 $ (4,869,853)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
 Net Other Increase In Loans Receivable             2,237,077    3,119,519
 Investment In Joint Ventures                         154,923     (171,565)
 Proceeds From Sale of Foreclosed Real Estate               0      241,400
 Purchase of FHLB Stock                                     0            0
 Proceeds from Maturities of Investments            1,005,253    2,996,062
 Purchase of Investment Securities                   (100,778)           0
 Change in Mark to Market Adjustment Items             64,352       (8,361)
 Principal Reductions On Mortgage-Backed Securitie    264,815      112,043
 Purchases Of Property & Equipment, Net               (62,714)     (17,983)
                                                  --------------------------
   Net Cash Provided From (Used For) Investing
   Activities                                    $  3,562,928 $  6,271,115

CASH FLOWS FROM FINANCING ACTIVITIES:
 Interest Credited To Dep. Accts., Excl. Escrow Ac  3,841,782    4,143,777
 Net Other (Decrease) Increase in Deposits         (4,066,143)  (2,360,613)
 Payments On Advances From Federal Home Loan Bank (10,457,545) (67,857,087)
 Proceeds From Advances From Federal Home Loan Ban  2,000,000   66,800,000
 Proceeds From Exercise of Stock Options               24,176            0
 Purchase of Treasury Stock                          (168,250)    (233,722)
 Dividends Paid on Common Stock                      (625,230)  (1,274,467)
                                                  --------------------------
 Net Cash (Used For) Provided From Financing     $ (9,451,210)$   (782,112)

 Net Increase (Decrease) In Cash Equivalents       (1,017,037)     619,150
 Cash and Cash Equivalents At Beginning Of Period   7,367,355      722,932
                                                  --------------------------
 Cash and Cash Equivalents At End of Period      $  6,350,318 $  1,342,082
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

The consolidated financial statements for the three and nine months ending March 31, 1999 and 1998 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition and results of operations and changes in cash flows in conformity with generally accepted accounting principles, but reflect, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results for the three months and nine months ending March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999.

2.  Net Income Per Common Share:

Net income per common share is based on the weighted average total shares outstanding during the respective periods. Weighted average total shares outstanding for the periods included herein are as follows:

                       March 31, 1999     March 31, 1998

   Three Months Ended          831,542           833,773
   Nine Months Ended           832,433           837,668

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

FINANCIAL CONDITION:

The Corporation's total assets at March 31, 1999 were $143,064,653, a decrease of $9,095,551, or 5.98%, when compared to the July 1, 1998 start of the Corporation's 1999 fiscal year. The majority of the decrease, $6,790,306, is related to a decrease in the combined total of the Corporation's net loans receivable and mortgage loans held for sale.
The Corporation originates substantially all of its fixed rate residential mortgages for sale in the national secondary mortgage market, while keeping adjustable rate loan originations in its portfolio. The interest rate environment, which has persisted during the first three quarters of the Corporation's 1999 fiscal year, has prompted the majority of borrowers for whom the Corporation has originated residential mortgage loans to choose fixed rate mortgages. These have been subsequently sold, servicing retained, by the Corporation. During the period ending March 31, 1999, the Corporation's cash and cash equivalents and investment securities portfolio have also decreased by approximately $1 million each.

The funds generated by the decrease in total assets have been used primarily to reduce the Corporation's borrowings, Advances from the Federal Home Loan Bank of New York (FHLB Advances), which have decreased by $8,457,545, or 38.62%, to $13,439,546 at March 31, 1999. The Corporation's advances from borrowers for taxes and insurance has decreased by $1,261,993, or 42.31%, to $1,720,965.

The Corporation's stockholders' equity totaled $15,362,680 at March 31, 1999, an increase of $862,010, or 5.94%, since the start of the 1999 fiscal year.

RESULTS OF OPERATIONS: QUARTER ENDING MARCH 31, 1999 AND
MARCH 31, 1998

Net interest income was $1,316,014, for the quarter ending March 31, 1999, a decrease of $84,637, or 6.04% when compared to the same quarter of the previous fiscal year.

For the three months ending March 31, 1999 the Corporation's interest income decreased by $293,296, or 9.64%, and totaled $2,749,425. The majority of the decrease in attributable to a decline in the average balance and average yield of the Corporation's loan portfolio. The Corporation's average loan portfolio totaled $132.0 million, yielding 8.13%, for the quarter ending March 31, 1999, compared to $138.9 million, yielding 8.50%, for the quarter ending March 31, 1998. This reduction prompted a $268,081, or 9.09%, decrease in interest earned on the loan portfolio. Interest derived from the loan portfolio totaled $2,682,710 and $2,950,791, for the quarters ending March 31, 1999 and 1998, respectively. As was previously mentioned, the Corporation originates substantially all of its fixed rate mortgage origination for sale in the national secondary mortgage market. The continuation of a relatively flat yield curve has prompted borrowers, more often than not, to choose fixed rate mortgage products when purchasing
new homes or opting to refinance.   Interest earned on the Corporation's
investment security portfolio has also decreased, by $36,143, to $22,732 for the March 1999 quarter. The Corporation's investment portfolio contained several investments that featured callable provisions, which were exercised by the issuer during the current fiscal year. As a result the average balance and yield of the investment portfolio has decreased from $3.4 million, yielding 7.02%, for the three months ending March 31, 1998 to $1.6 million, yielding 5.67%, at March 31, 1999. The decrease in net loans receivable and mortgage loans held for sale, mentioned earlier, resulted in an increase in the average balance of interest earning deposits (cash and cash equivalents) held by the Corporation during the March 1999 quarter, compared to the same quarter a year ago. The average balance was $2.4 million, yielding 4.10%, during the three months ending March 31, 1999, compared to $663,000, yielding 3.46%, during the three months ending
March 31, 1998. The effect is that interest earned on these deposits totaled $24,810 for the March 1999 quarter, an increase of $19,075 over the comparable period.

During the March 1999 quarter the Corporation recorded a $208,659 decrease in interest expense, which totaled $1,433,411, compared to $1,642,070 for the three months ending March 31, 1998. Interest paid on deposits totaled $1,237,443 for the March 1999 period, a decrease of $129,044, or 9.44%, and was the result of a combination $2.0 million decrease in the average balance and a 37 basis point reduction in the average cost of deposits. For the three months ending March 31, 1999 average deposits totaled $112.5 million, costing 4.40%, compared to $114.5 million, costing 4.77% for the three months ending March 31, 1998. A decrease in the average balance of FHLB Advances, from $19.8 million, during the March 1998 quarter, to $14.1 million,during the March 1999 quarter, prompted a $79,615 reduction in interest expense paid on borrowings. The average cost of the borrowings remained relatively unchanged during the two periods and the remaining balance of outstanding FHLB Advances represents fixed maturity borrowings which the Corporation is unable to prepay, without incurring substantial penalties.

Provisions for loan loss are charged to earnings to bring the allowance to a level considered appropriate based on historical experience, the volume and type of lending conducted by the Corporation, industry standards, the status of past due principal and interest payments, general economic conditions - particularly as they relate to the Corporation's market area - and other factors related to the collectibility of the Corporation's loan portfolio. During the quarter ending March 31, 1998 the Corporation's provision for loss totaled $75,000. No provision was charged against earnings during the quarter ending March 31, 1999. At March 31, 1999 the Corporation's total allowance for loan losses was $1,395,606, compared to $1,522,310 at March 31, 1998.

The Corporation's total other income during the quarter ending March 31, 1999 equaled $468,330, an increase of $173,394, or 58.79%, compared to $294,936 for the comparable period. The majority of the increase is related to gains from the sale of mortgages. As previously reported the Corporation sells substantially all of its fixed rate residential mortgage originations into the national secondary mortgage market. During the 1999 fiscal year the Bank, and its mortgage banking affiliates, have experienced a tremendous increase in mortgage origination activity. The result of which is an increase in gains from the sale of the mortgages. For the quarter ending

March 31, 1999 these gains totaled $293,550, compared to $117,069 the year earlier. The Corporation also reported a $49,251 increase in other operating income, which totaled $101,885 for the March 1999 period.
The majority of the increase, $38,500, is the result of the collection of two Court awarded judgments the Corporation had received upon completion of foreclosure deficiency actions. For the quarter ending March 31, 1999 the Corporation recognized a $31,100 reduction in loan servicing income, which totaled $29,644 for the current period and $60,744 for the comparative period. The reduction results from an increase in expense related to the amortization of the value of mortgage servicing, as required by Financial Accounting Standards No. 122 (SFAS 122), entitled "Accounting for Mortgage Servicing Rights." Without this accounting adjustment, mortgage servicing income would have increased by more than $45,000. Income generated from the Corporation's unconsolidated land development joint venture totaled $5,677 for the March 1999 quarter, compared to $23,317 during the March 1998 quarter. Income is recognized as a result of lot sales. There were fewer lot sales during the March 1999 period.

Total other expenses of the Corporation equaled $921,180 for the quarter ending March 31, 1999, an increase of $74,976, or 8.86%, compared to $846,204 during the March 1998 quarter. Employee compensation and benefit expense totaled $575,241 for the current period, an increase of $91,899, or 19.01%. The increase is attributable to annual salary adjustments for employee wages and directors' fees, as well as the increased cost of certain benefits. In addition, a portion of the increase is to the Corporation's officer and manager incentive payment plan. Other operating expense decreased $13,119, or 6.91%, to $176,864 for the quarter ending March 31, 1999. The majority of the reduction is related to a decline in mortgage origination expenses.

The Corporation's income tax provision was $326,386 for the quarter ending March 31, 1999, compared to $289,333 during the March 1998 quarter. The increase is directly related to the increase in the Corporation's pre-tax income.

RESULTS OF OPERATIONS: NINE MONTHS ENDING MARCH 31, 1999 AND
MARCH 31, 1998

During the nine months ending March 31, 1999 the Corporation's net interest income totaled $4,019,123, a decrease of $160,951, or 3.85%, when compared to net interest income of $4,180,074 recorded during the nine month period ending March 31, 1998.

Total interest income recorded by the Corporation for the nine month period ending March 31, 1999 equaled $8,471,019, a decrease of $803,798, or 8.67%
from the comparable period. The majority of the interest income recorded by the Corporation is earned from its loan portfolio, which decreased by $686,116, or 7.65%, to $8,280,274 for the nine months ending March 31, 1999.
The reduction in loan interest is attributable to a $6.1 million decrease in the average balance and a 29 basis point decrease in the average yield of the loan portfolio. As has been previously reported, the Corporation originates substantially all of its new fixed rate residential mortgage originations for sale in the national secondary mortgage market. And while, during the nine month 1999 period, a record volume of new mortgages have been originated by the Bank and its mortgage banking affiliates, the current interest rate environment has prompted borrowers to choose fixed rate mortgage products, rather than the adjustable rate loans which are retained in the Corporation's loan portfolio. The Corporation's average loan portfolio totaled $139.5 million, yielding 8.57%, and $133.4 million, yielding 8.28%, for the nine month periods ending March 31, 1998 and 1999, respectively. Similarly, a reduction in the average balance and average yield of the Corporation's investment portfolio has resulted in a $136,637 decrease in interest earned from these assets. At the beginning of the 1999 fiscal year the investment portfolio included several investments which featured callable provisions, and the issuers have exercised these provisions during the current fiscal year. As a result, the average balance of the portfolio has decreased from $4.2 million, yielding 6.60%, for the nine months ending March 31, 1998, to $1.7 million, yielding 5.60%, for the nine months ending March 31, 1999. Total earnings on the investment portfolio equaled $208,183 and $71,546, for the nine months periods ending March 31, 1998 and 1999, respectively. The average balance of the Corporation's interest earning deposits (cash and cash equivalents) have increased as a result of the funds generated from the reduction in the Corporation's loan portfolio. As a result, interest income from interest earning deposits has increased by $41,894, to $56,831 for the nine months ending March 31, 1999.

The Corporation's interest expense has decreased $642,847, or 12.62%, to $4,451,896 for the 1999 nine month period, compared to $5,094,743 for the 1998 nine month period. Interest paid to depositors totaled $3,849,018 during nine months ending March 31, 1999, a reduction of $299,252, or 7.21%, from the comparable period. A decrease in both the average balance and cost of deposits contributed to the reduction, although the majority of the decrease(approximately $222,000) was a direct result of the decrease in average cost. Average deposits totaled $114.5 million, costing 4.83%, and $112.8 million, costing 4.55%, for the nine months ending March 31, 1998 and 1999, respectively. It was earlier reported that the Corporation has funded the reduction in its FHLB Advances by utilizing the funds generated from its reduction in total assets. As a result the average balance of FHLB Advances has decreased from $21.8 million, for the nine months ending March 31, 1998 to $14.9 million, for the 1999 nine month period. At the same time the average cost of these borrowing has decreased from 5.79% to 5.39% for the 1998 and 1999 nine months, respectively. Overall, total interest on borrowings has decreased by $343,595, to $602,878 for the current period.

Provisions for loan loss are charged to earnings to bring the allowance to a level considered appropriate based on historical experience, the volume and type of lending conducted by the Corporation, industry standards, the status of past due principal and interest payments, general economic conditions - particularly as they relate to the Corporation's market area
- and other factors related to the collectibility of the Corporation's loan portfolio. During the nine months ending March 31, 1998 the Corporation's provision for loss totaled $225,000. No provision was charged against earnings during the nine months ending March 31, 1999. At March 31, 1999 the Corporation's total allowance for loan losses was $1,395,606, compared to $1,522,310 at March 31, 1998.

During the nine months ending March 31, 1999, the Corporation's total other income increased by $280,969, or 32.10%, to $1,156,293 compared to $875,324 for the nine months ending March 31, 1998. Gains on the sale of mortgages totaled $584,807 for the March 1999 nine month period, an increase of $227,539, or 63.69% over the comparable period a year ago. The increase is attributable to significant increase in mortgage sales, resulting from the record level of fixed rate residential mortgages originated for sale by the Bank and its mortgage banking affiliates, during the first nine months of the 1999 fiscal year. Other operating income from the Corporation rose $149,614 to $305,797 for the nine months ending March 31, 1999. The increase is largely the result of an approximately $69,400 increase in gains on the sale of foreclosed property and the collection of $38,500 in judgments awarded to the Bank as the result of two deficiency action lawsuits. Additionally, earnings from the Bank's subsidiaries, ES&L Financial Services and ES&L Mortgage Company, have increased in the current period when compared to the nine months ending March 31, 1998. Income from loan servicing has decreased by $77,377 to $117,029 for the period ending March 31, 1999. As was stated earlier, the reduction is the result of the amortization of the value of mortgage servicing, in accordance with Financial Accounting Standards No. 122 (SFAS 122), entitled "Accounting for Mortgage Servicing Rights. Without the impact of this accounting adjustment, income from loan servicing would have increased by more than $111,000.

Other expenses of the Corporation total $2,611,301 for the nine months ended March 31, 1999, an increase of $175,571, or 7.21%. Employee compensation and benefits expense totaled $1,564,091 for the 1999 period, an increase of $137,819, or 9.66%, compared to the 1998 nine month period. The increase is the result of cost increases for employee wages, directors' fees and certain benefit expenses. The Corporation has also incurred an increase in expense related to its officer and manager incentive payment plan, which is directly related to the Corporation's net income. Office occupancy and equipment expense increased by $57,054, or 15.57%, to $423,551 for the nine months ending March 31, 1999. This is attributable to expenses from third party service providers, some of which had been offset by account credits in the comparable period.

The Corporation's income tax provision totaled $941,583 for the nine months ending March 31, 1999 and $896,026 for the comparable 1998 period. The increase is directly related to the increase in the Corporation's pre-tax income.

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

    The following table sets forth information with respect to the Association's non-performing assets at March 31, 1999 and June 30, 1998, respectively:


                             03-31-99             06-30-98
Loans accounted for on a
non-accrual basis:
 Real Estate:
 Residential               $       0.00      $   183,402.11
 Commercial                  352,292.08           29,393.54
 Commercial/Line of Credit    80,873.35           50,824.75
 Consumer/Home Equity         34,622.59           32,306.68
 Commercial(Non-Mortgage)     35,433.66                0.00
 Education                         0.00                0.00
 Consumer                     17,059.74           17,059.74
 Other                             0.00                0.00
 Total                     $ 520,281.42       $  312,986.82


Accruing  loans which are contractually past due 90 days or more:

 Real Estate:
 Residential               $        0.00      $         0.00
 Commercial                         0.00                0.00
 Commercial/Line of Credit          0.00                0.00
 Consumer/Home Equity               0.00                0.00
 Commercial(Non-Mortgage)           0.00                0.00
 Education                          0.00                0.00
 Consumer                           0.00                0.00
 Other                              0.00                0.00
 Total                     $        0.00     $          0.00

 Total of non-accrual &
 90 days past due loans    $  520,281.42     $    312,986.82

 Percentage of total loans         0.41%                .23%

 Other non-performing
 assets                    $  50,303.26      $    485,226.45

ELMIRA SAVINGS & LOAN, F.A.
RISK BASED CAPITAL CALCULATION


    The table below presents the Association's capital position elative to its various minimum statutory and regulatory equirements at March 31, 1999 and June 30, 1998 respectively:


                     03-31-99                   06-30-98
                               PERCENT                 PERCENT
                                  OF                      OF
                  AMOUNT       ASSETS (1)  AMOUNT      ASSETS (1)
Tangible Capital  14,577,466.51  10.23%    13,539,631.76  8.94%
Tangible Capital
Requirement        2,137,518.50   1.50%     2,272,853.87  1.50%
    Excess        12,439,948.01   8.73%    11,266,777.89  7.44%

Core Capital      14,577,466.51  10.23%    13,539,631.76  8.94%
Core Capital
Requirement        4,275,037.00   3.00%     4,545,707.74  3.00%
    Excess        10,302,429.51   7.23%     8,993,924.02  5.94%

Core and
Supplementary
Capital           15,767,366.73   16.59%   14,805,014.30 14.65%
Current
Risk-Based Capital
 Requirement.      7,604,344.96    8.00%    8,087,251.21  8.00%
    Excess         8,163,021.77    8.59%    6,717,763.09  6.65%

(1) Based upon tangible assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.

                         03-31-99        06-30-98
Tangible Assets -      143,501,233.21    151,523,591.12
Risk Weighted Assets -  95,054,312.01    101,090,640.15

ES&L BANCORP, INC.
PART II
OTHER INFORMATION

Item 1 - Legal Proceedings
       Not Applicable

Item 2 - Changes in Securities
       Not Applicable

Item 3 - Defaults Upon Senior Securities
       Not Applicable

Item 4 - Submission of Matters to a Vote of Security-Holders.
		Not Applicable

Item 5 - Other Information

On April 20, 1999, the Board of Directors of ES&L Bancorp, Inc. declared a cash dividend of $0.25 per share. The total of dividends to be paid will be $207,861. The dividend will be paid on May 28, 1999 to stockholders of record on May 14, 1999.

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

Date: May 17, 1999