Form 10-K
period 1999-06-30
ES&L BANCORP INC
filed 1999-09-27
CIK 861995

        SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C.  20549

               --------------------

                     FORM 10-K

           FOR ANNUAL AND TRANSITION REPORTS
        PURSUANT TO SECTIONS 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1999
                           OR
[  ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

                  Commission File Number:  0-18782

                     ES&L BANCORP, INC.
       -----------------------------------------------------
      (Exact Name of Registrant as Specified in Its Charter)

      Delaware                                16-1387158
-------------------------------            -------------------
(State or other Jurisdiction of            (I.R.S. Employer
Incorporation or Organization)             Identification No.)

300 West Water Street, Elmira, New York                14901
---------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:(607) 733-5533
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:

                Common Stock, par value $.01 per share
                --------------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing re-

quirements for the past 90 days. YES   X     NO      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  YES   X     NO      .

The registrant's voting stock is not regularly and actively traded in any established market and there are no regularly quoted bid and asked prices for the registrant's common stock. On the basis of the last per share sales price of which the registrant is aware ($26.25 per share), management estimates that the aggregate market value of the voting stock held by non-affiliates of the registrant at September 1, 1999 was $12,284,239. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

As of September 1, 1999, there were 830,595 shares outstanding of the registrant's common stock, of which directors and executive officers and more than 5% beneficial owners held
362,624 shares.

          DOCUMENTS INCORPORATED BY REFERENCE

  1.  Portions of Annual Report to Stockholders for the Fiscal
Year Ended June 30, 1999.  (Part II)

  2.  Portions of Proxy Statement for the 1999 Annual Meeting of
Stockholders. (Part III)

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

     The Bank is principally engaged in the business of accepting deposits from the general public and originating loans secured by residential real estate. The Bank also engages in commercial real estate lending in its primary market area and, to a lesser extent, consumer lending, and invests in government and federal agency obligations. At June 30, 1999, the Bank had total assets of $153.7 million, deposits of $111.6 million, net loans receivable of $129.3 million and shareholders' equity of $15.6 million.

     The Bank's mortgage banking subsidiary, ES&L Mortgage Corporation, d/b/a Cayuga Mortgage Company ("Cayuga Mortgage") is partner in a mortgage banking partnership with Audrey Edelman & Associates Real Estate, Inc., the largest real estate firm in Ithaca, New York. The company, PACE Funding Company ("PACE Funding"), operates as a correspondent for a number of large mortgage banking companies and financial institutions, one of whom is the Bank.

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

PROPOSED REGULATORY AND LEGISLATIVE CHANGES

     Legislation has been passed by both the U.S. House of Representatives and Senate which calls for the modernization of the banking system and which would significantly affect the operations and regulatory structure of the financial services industry, including savings institutions like Elmira Savings & Loan. At this time, management does not know what form final legislation might take, but if enacted into law, the legislation could affect the Corporation's competitive environment as well as its business and operations. See " -- Regulation -- Proposed Legislative and Regulatory Changes."

LENDING ACTIVITIES

     GENERAL. The Bank originates loans through its home office in Elmira and its mortgage banking subsidiary in Ithaca, New York. Historically, the Bank originated primarily conventional first mortgage loans secured by one-to-four-family residential property. Additionally, the Bank originates loans secured by commercial and multi-family properties located in its primary market area, and home equity loans.

     The Bank has emphasized the origination of adjustable-rate mortgage loans for portfolio. When market conditions require, the Bank originates fixed-rate loans, the majority of which are sold in the secondary market.

     Set forth below is selected data relating to the composition of Elmira Savings & Loan's loan portfolio by type of loan on the dates indicated.


                                                                   At June 30,
                                                ---------------------------------------------------
                                                       1999            1998               1997
                                                ---------------  ---------------   ----------------
                                                Amount      %    Amount      %     Amount       %
                                                ------    -----  ------    -----   ------      ----
                                                              (Dollars in thousands)
First Mortgage Permanent Loans:
  Conventional 1-4 family. . . . . . . . . . . $ 64,907   50.20% $ 65,069  51.57% $ 74,276    56.39%
  FHA/VA 1-4 family. . . . . . . . . . . . . .       --      --        --     --        --       --
  Multi-family . . . . . . . . . . . . . . . .   14,617   11.30    12,972  10.28    11,554     8.77
  Commercial real estate . . . . . . . . . . .   28,257   21.86    29,740  23.57    28,003    21.26
  Construction:
    Residential. . . . . . . . . . . . . . . .    4,171    3.23     1,997   1.58     2,210     1.68
    Commercial . . . . . . . . . . . . . . . .    6,721    5.20     2,996   2.37     2,510     1.91
                                               --------  ------  -------- ------  --------   ------
     Total first mortgage. . . . . .            118,673   91.79   112,774  89.37   118,553    90.01

Consumer loans:
  Home equity line of credit . . . . . . . . .    4,316    3.34     5,392   4.27     6,049     4.58
  Loans on savings accounts. . . . . . . . . .      394     .30       264    .21       246      .19
  Education loans. . . . . . . . . . . . . . .      148     .11       333    .26       462      .35
  Automobile loans . . . . . . . . . . . . . .      410     .32       460    .36       627      .48
  Second mortgage loans. . . . . . . . . . . .    4,728    3.66     5,005   3.97     4,440     3.37
  Other consumer loans . . . . . . . . . . . .      172     .13       157    .13       136      .11
  Demand notes . . . . . . . . . . . . . . . .    1,369    1.06       954    .76     1,188      .90
                                               --------  ------  -------- ------  --------   ------
     Total consumer loans. . . . . . . . . . .   11,537    8.92    12,565   9.96    13,148     9.98

Commercial lines of credit . . . . . . . . . .    2,039    1.58     2,891   2.29     1,353     1.03
Commercial non-mortgage. . . . . . . . . . . .    1,629    1.26     1,603   1.27     1,807     1.37
                                               --------  ------  -------- ------  --------   ------
     Total . . . . . . . . . . . . . . . . . .  133,878      --   129,833     --   134,861       --

Less:
Loans in process . . . . . . . . . . . . . . .   (3,477)  (2.69)   (2,274) (1.80)   (1,790)   (1.36)
Allowance for loan  loss . . . . . . . . . . .   (1,269)   (.98)   (1,473) (1.17)   (1,435)   (1.09)
Deferred loan origination fees and premiums. .      155     .12        95    .08        75      .06
                                               --------  ------  -------- ------  --------   ------
     Total . . . . . . . . . . . . . . . . . . $129,287  100.00% $126,181 100.00% $131,711   100.00%
                                               ========  ======  ======== ======  ========   ======

     The following table presents at June 30, 1999 the scheduled amounts of loan principal repayments expected to be received by the Bank during the periods shown based upon the time remaining before contractual maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

     The table below does not include any estimate of prepayments. Prepayments significantly shorten the average life of all mortgage loans. Thus, management believes that the following table will bear little resemblance to what the actual repayments of the loan portfolio will be.

                                                       Due after
                                     Due during        1 through      Due after 5
                                  the year ending   5 years after     years after
                                      June 30,           June 30,       June 30,
                                       2000              1999             1999
                                  ----------------  --------------   -------------
Real estate mortgage . . . . . . .   $ 4,584,607      $19,207,976      $83,987,316
Mortgages held for resale. . . . .     5,541,981               --               --
Real estate construction . . . . .     1,460,552          937,736        8,494,018
Installment. . . . . . . . . . . .     3,077,401        4,238,546        4,220,861
Commercial . . . . . . . . . . . .       387,444        1,174,728        2,105,642
                                     -----------      -----------      -----------
    Total. . . . . . . . . . . . .   $15,051,985      $25,558,986      $98,807,837
                                     ===========      ===========      ===========

     The following table apportions the dollar amount of the loans due subsequent to the year ended June 30, 1999 between those with predetermined interest rates and those with adjustable interest rates.

                                      Predetermined Rates     Adjustable Rates
                                      -------------------     ----------------
Real estate mortgage . . . . . . . . . $ 6,656,148              $101,123,751
Mortgages held for resale. . . . . . .   5,541,981                        --
Real estate construction . . . . . . .   4,805,199                 6,087,107
Installment. . . . . . . . . . . . . .   6,920,805                 4,616,003
Commercial . . . . . . . . . . . . . .   1,628,738                 2,039,076
                                       -----------              ------------
    Total. . . . . . . . . . . . . . . $25,552,871              $113,865,937
                                       ===========              ============

     ONE- TO FOUR-FAMILY MORTGAGE LOANS.   At June 30, 1999,
the Bank held in its portfolio $64.9 million of first mortgage loans secured by one- to four-family residential units, representing 50.2% of its total portfolio. Since approximately 1983, the majority of one- to four-family mortgage instruments offered by the Bank have included several forms of adjustable-rate loans with interest rates and payment adjustments made at regular intervals (generally on a 12 month cycle). These loans are generally limited to 2% maximum annual adjustments and a maximum aggregate adjustment over the life of the loan, and are based upon movements in the United States Treasury Securities Index for securities of the same length as the applicable adjustment period, with amortization schedules generally varying from 15 to 30 years. The Bank also offers adjustable rate mortgage loans which are convertible, at the option of the borrower, into fixed rate mortgage loans. Upon conversion, these loans are generally sold by the Bank in the secondary market. The Bank's adjustable rate mortgage loans do not permit negative amortization of principal and carry no prepayment penalty. The Bank qualifies the borrower at either the initial interest rate or at 200 basis points above the initial rate on adjustable-rate mortgage loans. At June 30, 1999, approximately $59.6 million of the Bank's first mortgage one- to four-family residential loan portfolio consisted of adjustable-rate loans.

     The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps reduce the Bank's exposure to increases in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is possible therefore that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower. Further, the adjustable-rate mortgages offered by the Bank, as well as by many other thrift institutions, sometimes provide for initial rates of interest below the rates which would prevail were the index used for pricing applied initially. These loans are subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently comes into effect, replacing the lower initial rate. During fiscal year 1999, the Bank, Cayuga Mortgage and PACE Funding originated approximately $8.5 million of residential adjustable-rate mortgage loans with such below-market rates.

     The Bank also makes 15 through 30 year fixed rate fully amortizing loans. The majority of these loans are originated with a commitment for sale in the secondary market. Typically, when the rate is established on these loans, a forward commitment is generated to sell the loan. During fiscal year 1999, the Bank and its mortgage banking subsidiary originated approximately $53.9 million of fixed-rate loans and sold $52.5 million, servicing retained, in the secondary market. At June 30, 1999, the Bank had forward commitments to sell closed loans totaling approximately $13.3 million in the secondary mortgage market.

     Cayuga Mortgage and PACE Funding also originate fixed-rate mortgage loans for the Bank, some of which may be sold, servicing retained, in the secondary market. At June 30, 1999, the Bank had a residential mortgage servicing portfolio of $174.0 million.

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

     Conventional residential mortgage loans granted by the Bank generally contain a "due-on-sale" clause which normally permits the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. Due-on-sale clauses are an important means of increasing the rate on existing fixed-rate mortgage loans during periods of rising interest rates and increasing the turnover of mortgage loans in the Bank's portfolio. Due-on-sale clauses are required for loans to be sold to FHLMC and private investors in the secondary mortgage markets. Additionally, due to prepayments in connection with refinancings and sales of property, the average length of the Bank's long-term residential loans is shorter than their weighted average contractual maturity. In periods of rising interest rates, prepayments tend to decline whereas in periods of declining interest rates, prepayments tend to increase.

     CONSTRUCTION LENDING. The Bank originates construction loans for the construction of one- to four-family residences and commercial real estate properties. Such loans are secured by a first lien on the subject property and are made in conjunction with the Bank's review and approval to provide the permanent mortgage loan financing for the residential or commercial
property.   Construction loans generally have  a construction
period which ranges from three months to one year, with interest due monthly. The rate during construction, is
typically tied to the Prime Interest Rate.   As of June 30, 1999
the Bank had $10.9 million outstanding in construction loans.
Of that amount, $4.2 million represented loans on one- to four-family residences made directly to the homeowner.

     Construction loans originated by the Bank include single- and multi-family residences, motels and office buildings. The Bank typically will not originate the construction loan unless it is also making the permanent loan if a permanent loan is required. These loans typically range in size between $50,000 and $250,000 for residential loans and up to approximately $1.0 million for commercial loans.

     Cayuga Mortgage and PACE Funding originated approximately $1.8 million of the $4.2 million total residential construction loans outstanding at June 30, 1999. All construction loans originated by Cayuga Mortgage and PACE Funding are underwritten according to the same standards and on the same general terms as those originated by the Bank. These residential construction loans are generally in amounts under $250,000 and are secured by single family properties.

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

     COMMERCIAL REAL ESTATE AND MULTI-FAMILY LENDING. As of June 30, 1999, the Bank held $28.3 million in commercial real estate loans and $14.6 million in multi-family loans, which represented approximately 21.9% and 11.3% of loans held in the Bank's loan portfolio, respectively. These loans are secured by property located in the Bank's market area and by diverse forms of collateral, including apartment buildings, single proprietor businesses, motels, restaurants, and various special purpose properties. The Bank originates a small number of these loans with Small Business Administration ("SBA") guarantees. SBA will generally guarantee between 75% and 80% of the loan balance. However, the SBA imposes some limitations on the interest rate and loan origination fees charged.

     Commercial real estate lending and multi-family residential lending may involve a higher degree of credit risk than one- to four-family residential lending because of the concentration of funds in a limited number of loans typically involving large loan balances and because such loans depend on cash flow from the property to service the debt. Cash flow may be significantly affected by adverse conditions in the real estate market or by general economic conditions. The Bank has attempted to minimize the risks involved in originating such loans by considering, among other things, the creditworthiness of the borrower, the location of the real estate, the condition and occupancy levels of the security and the quality of the organization managing the property. The Bank also obtains appraisals of each property in accordance with applicable federal regulations. Additionally, the Bank's loan review policy includes provisions for the periodic inspection, throughout the term of the loan, of real estate securing large balance commercial real estate and multi-family loans.

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

     The table below sets forth, by type of security property, the number and amount of Elmira Savings & Loan's commercial real estate loans at June 30, 1999.

                                                              Outstanding
                                Number       Principal          Amount
                               of Loans       Balance      Non-Performing
                               --------      ---------     --------------
Medical facilities . . . . .    32          $ 4,785,195     $ 0.00
Retail property. . . . . ..     35            4,005,578       0.00
Office buildings . . . . . .    42            3,982,294       0.00
Restaurant/lounge. . . . . .    14              869,945       0.00
Office and warehouse/storage
   units . . . . . . . . . .    13            2,042,617       0.00
Hotel/motel. . . . . . . . .    12            5,190,506       0.00
Nonprofit/church/
  school . . . . . . . . . .     7              603,977       0.00
Other. . . . . . . . . . . .    62            6,776,667       0.00
                               ---          -----------     ------
    Total. . . . . . . . . .   217          $28,256,779     $ 0.00
                               ===          ===========     ======

     CONSUMER AND COMMERCIAL BUSINESS LENDING. At June 30, 1999, the Bank's consumer loan portfolio totaled $11.5 million and its commercial business loans totaled $3.7 million, representing 8.9% and 2.8% of the Bank's total loan portfolio, respectively. The majority of the loans in the Bank's consumer loan portfolio are secured by real estate. The Bank offers a variety of secured consumer loans, including automobile loans, home equity and home improvement loans, as well as loans secured by savings deposits. Additionally, the Bank offers, on a small scale, unsecured consumer loans. The Bank expects to continue, subject to market conditions, to expand its consumer lending activities as part of its plan to provide a wide range of personal financial services to its customers. Management believes that the shorter terms and normally higher interest rates available on various types of consumer loans will be helpful in maintaining a profitable spread between Elmira Savings & Loan's average loan yield and its cost of funds.

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

     The Bank adds general provisions to its consumer loan loss allowance, based on general economic conditions and prior loss experience. The Bank's allowance for consumer loan losses at June 30, 1999 was equal to $98,364, or approximately 0.85% of the total outstanding balance of such loans. In establishing its allowance for consumer loan losses, management considers that the majority of the loans in its consumer loan portfolio are home equity loans secured by residential real estate. Consumer loan delinquencies often increase over time as the loans age. Accordingly, although the level of delinquencies in the Bank's consumer loan portfolio has generally been low ($121,000, or approximately 1.05% of the consumer loan portfolio, at June 30, 1999), there can be no assurance that delinquencies will not increase in the future.

     Since 1986, the Bank has been actively involved in originating home equity lines of credit. These loans amounted to $4.3 million or 3.3% of the Bank's loan portfolio at June 30, 1999. Home equity loan rates adjust quarterly with an open credit line during the initial four to seven year period. Loan to value ratios on these loans (including the first mortgage) typically do not exceed 80% of the appraised value of the real estate. The Bank also originates short-term, fixed-rate, second mortgage loans. At June 30, 1999, these consumer mortgages totaled $4.7 million, or 3.7% of the Bank's loan portfolio.

     The Bank originates student loans, most of which are guaranteed by the federal government and sold to the Student Loan Marketing Association. The Bank also originates direct automobile loans to its customers (approximately $410,000 outstanding at June 30, 1999), and had approximately $1.4 million of secured and unsecured time and demand notes outstanding at June 30, 1999.

     The Bank had approximately $1.6 million of commercial business loans outstanding at June 30, 1999 which were not collateralized by real estate. Approximately 40% of these loans are guaranteed by the SBA. The Bank's commercial business lending activities encompass loans with a variety of purposes and forms of security, including loans to finance accounts receivable, inventory and equipment. The Bank offers a commercial line of credit secured by real estate. These lines of credit have adjustable rates which adjust monthly or quarterly and are tied to the prime rate. At June 30, 1999, lines totaling $5.1million had been approved with loan balances outstanding of approximately $2.0 million.

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

     LOAN ORIGINATIONS, PURCHASES AND SALES. The Bank has general authority to make real estate loans secured by properties located throughout the United States. However, at June 30, 1999, greater than 99% of all of the Bank's total mortgage loans receivable were secured by real estate located in its primary market area.

     The Bank originates adjustable-rate real estate loans for portfolio and originates fixed-rate one- to four-family owner-occupied residential mortgage loans primarily for sale in the secondary market as part of the management of its asset and liability interest rate sensitivity. The Bank typically obtains a contract to sell fixed-rate loans at the time of rate commitment and sells those loans in the secondary market without recourse while retaining the servicing on the majority of the
loans it sells.   At June 30, 1999, the Bank was servicing
residential loans for others in the amount of $174.0 million. Due to the strong loan demand in the Bank's market area, the Bank has not purchased loans during recent years.

     Historically, loans have been originated by the Bank primarily through referrals received from real estate brokers, builders, and customers as well as through refinancing of loans for existing customers. The Bank attempts to carefully monitor interest rates in its market areas and believes that it is competitive in such areas. In December 1990, the Bank formed Cayuga Mortgage for the purpose of engaging in mortgage banking activities through the origination of mortgage loans for sale to investors, including the Bank. Currently, substantially all of Cayuga Mortgage loans are originated for sale to the Bank, which retains the adjustable rate mortgage loans in its portfolio and sells the fixed rate mortgage loans, servicing retained, in the secondary market. During fiscal year 1999, Cayuga Mortgage and PACE Funding originated $32.3 million in loans for sale to the Bank.

     Set forth below is a table showing the Bank's loan origination and sales activity for the periods indicated. Neither loans originated by Cayuga Mortgage for sale to investors other than the Bank nor loans closed by Cayuga Mortgage and sold to investors other than the Bank are included in this table. Loans originated by Cayuga Mortgage for sale to the Bank are not considered loan sales because no income is generated for the subsidiary in accordance with the provisions of Financial Accounting Standards Statement No. 91. See Note A to the Notes to Consolidated Financial Statements included in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999 (the "Annual Report") filed as Exhibit 13 to this report. Loans originated, as shown in the following table, include loans from the Bank, Cayuga Mortgage Company, and its mortgage banking partnership, PACE Funding, where such loans are currently being serviced by the Bank.

                                                     Year Ended June 30,
                                            ------------------------------------
                                              1999         1998            1997
                                            -------      --------        -------
                                                       (In thousands)
Loans originated:
  Conventional real estate loans:
    Construction loans . . . . . . . . .    $  3,096     $  3,887        $  1,477
    Loans on existing property . . . . .      42,358       34,862          35,787
    Loans refinanced . . . . . . . . . .      27,704       18,899           7,726
  Insured and guaranteed loans . . . . .       4,545        2,707           3,194
  Consumer . . . . . . . . . . . . . . .       1,976        2,491           2,080
  Commercial loans . . . . . . . . . . .         430          146             470
  Other loans. . . . . . . . . . . . . .       4,734        5,279           3,397
                                            --------     --------        --------
    Total loans originated . . . . . . .    $ 84,843     $ 68,271        $ 54,131

Loans sold:
  Whole Loans. . . . . . . . . . . . . .     (53,076)     (42,311)        (27,682)
  Participation loans. . . . . . . . . .          --           --            (375)
                                            --------     --------        --------
    Total loans sold . . . . . . . . . .     (53,076)     (42,311)        (28,057)

Loans held for sale. . . . . . . . . . .      (5,542)      (8,231)         (4,461)
Principal repayments . . . . . . . . . .     (25,344)     (21,969)        (13,060)
Loans transferred to  foreclosed
  real estate  . . . . . . . . . . . . .        (374)        (737)           (173)
Increase (decrease) in other  items,
  net. . . . . . . . . . . . . . . . . .       2,599         (553)          1,695
                                            --------     --------        --------
  Net increase (decrease). . . . . . . .    $  3,106     $ (5,530)       $ 10,075
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

     As of June 30, 1999, Elmira Savings & Loan was servicing approximately $174.0 million of loans for others. The Bank receives a servicing fee typically ranging from 1/4% to 3/8% for these loans.

     In addition to interest earned on loans and income from servicing of loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn are dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Bank. See Note A of the Notes to Consolidated Financial Statements included in the Annual Report for information regarding the accounting treatment of loan origination fees and mortgage servicing rights.

     LOAN COMMITMENTS. Real estate loan commitments are generally granted for a period of 35 days from the date of commitment. When the Bank issues a written loan commitment the borrower pays an origination fee up to 3% at that time in order to retain the commitment. Historically less than 5% of the Bank's commitments expire before being funded. At June 30, 1999, the Bank's outstanding commitments totaled approximately $8.4 million.

     The Bank generally obtains forward commitments on a loan by loan or pooled mortgage backed security basis to sell fixed rate residential mortgages in the national secondary mortgage market. Interest rates on real estate loans sold are generally locked in at either application, commitment or closing.

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

     As of June 30, 1999, there were no loans excluded from the table below where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future except as identified herein. As of June 30, 1999, there were no concentrations of loans in any types of industry which exceeded 10% of the Bank's total loans that are not included as a loan category in the table which follows.

     At June 30, 1999, the Bank had two loans totaling approximately $72,000, which were classified as troubled debt restructured loans in accordance with SFAS 118. A portion of the larger of the two loans, a home equity line of credit, was classified at both June 30, 1998 and 1997 as a result of a Chapter 13 Bankruptcy filing.

     The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated.

                                                             At June 30,
                                                     ----------------------------
                                                      1999       1998       1997
                                                     ------     ------     ------
Loans accounted for on a non-accrual basis: (1)
  Real Estate:
    Residential. . . . . . . . . . . . . . . . . .  $ 73,476    $183,402  $250,078
    Commercial and Multi-Family. . . . . . . . . .    66,129      80,218    61,132
    Consumer/Home Equity.  . . . . . . . . . . . .        --      32,307    29,193
  Consumer . . . . . . . . . . . . . . . . . . . .        --          --        --
  Other. . . . . . . . . . . . . . . . . . . . . .        --          --        --
                                                    --------    --------  --------
      Total. . . . . . . . . . . . . . . . . . . .  $139,605    $295,927  $340,403
                                                    ========    ========  ========
Accruing loans which are  contractually past due
  90 days or more:
  Real Estate:
    Residential. . . . . . . . . . . . . . . . . .  $182,284    $     --  $ 62,898
    Commercial and Multi-Family. . . . . . . . . .    75,308          --   316,148
    Consumer/Home Equity . . . . . . . . . . . . .        --          --        --
  Education. . . . . . . . . . . . . . . . . . . .        --          --        --
  Consumer . . . . . . . . . . . . . . . . . . . .        --          --        --
  Other. . . . . . . . . . . . . . . . . . . . . .        --          --        --
                                                    --------    --------  --------
      Total . . . . . .    . . . . . . . . . . . .  $257,592    $     --  $379,046
                                                    ========    ========  ========
Troubled debt restructurings . . . . . . . . . . .  $ 71,807    $ 17,060  $ 17,116
                                                    ========    ========  ========

Total of nonaccrual and 90
  days past due loans and
  troubled debt restructurings . . . . . . . . . .  $469,004    $312,987  $736,565
                                                    ========    ========  ========
Percentage of total loans. . . . . . . . . . . . .       .35%        .23%      .55%
                                                    ========    ========  ========
Other non-performing assets (2). . . . . . . . . .  $ 34,000    $485,226  $131,000
                                                    ========    ========  ========

___________
(1)  Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet non-accrual criteria as established by regulatory authorities.  Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the collectibility of the loan.
(2)  Other non-performing assets represents property acquired or in the process of being acquired by the Bank through foreclosure or repossession.  This property is carried at the lower of its fair market value or the principal balance of the related loan.

     During the year ended June 30, 1999, gross interest income of $17,021 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $11,472.

     The following table sets forth an analysis of the Bank's allowance for loan loss account for the periods indicated.

                                                             At June 30,
                                                  -------------------------------
                                                   1999        1998        1997
                                                  ------      ------      ------
Balance at beginning of period . . . . . . . . .  $1,473,346  $1,435,499 $1,430,781
Loans charged-off:
 Real Estate -- mortgage:
   Residential . . . . . . . . . . . . . . . . .      37,863     101,993     44,466
   Commercial. . . . . . . . . . . . . . . . . .      89,677     125,404         --
 Commercial business. . . . . . . . . . . . .  .       8,681      10,506         --
 Consumer. . . . . . . . . . . . . . . . . . . .      49,410      32,087         --
                                                  ----------  ---------- ----------
      Total charge-offs. . . . . . . . . . . . .  $  185,631  $  269,990 $   44,466
                                                  ----------  ---------- ----------
Recoveries:
  Real Estate--Mortgage:
    Residential. . . . . . . . . . . . . . . . .  $      298  $    7,630 $    8,140
    Commercial . . . . . . . . . . . . . . . . .       4,599         147        292
  Commercial business. . . . . . . . . . . . . .         300          --         --
  Consumer . . . . . . . . . . . . . . . . . . .         656          60        752
                                                  ----------  ---------- ----------
      Total recoveries . . . . . . . . . . . . .  $    5,853  $    7,837 $    9,184
                                                  ----------  ---------- ----------
Net loans charged-off. . . . . . . . . . . . . .  $ (179,778) $ (262,153)$  (35,282)
Provision for possible loan losses . . . . . . .          --     300,000     40,000
Allocation to specific reserve . . . . . . . . .          --     (68,000)   (33,000)
General allowance valuation adjustment . . . . .     (25,000)         --         --
Specific allowance for loan losses . . . . . . .          --      68,000     33,000
                                                  ----------  ---------- ----------
   Total allowance . . . . . . . . . . . . . . .  $1,268,568  $1,473,346 $1,435,499
                                                  ==========  ========== ==========
Ratio of net charge-offs to average
   loans outstanding during the period. . . . .          .14%        .21%       .03%
                                                  ==========  ========== ==========

     For a discussion of the Bank's provision for loan losses in fiscal year 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Operating Results for the Years Ended June 30, 1999 and 1998 -- Provision for Loan Losses" in the Annual Report.

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

                                                           AT JUNE 30,
                                -----------------------------------------------------------------------
                                         1999                  1998                     1997
                                ---------------------- ----------------------  ------------------------
                                           Percent of             Percent of                Percent of
                                         Loans in Each          Loans in Each             Loans in Each
                                          Category to            Category to               Category to
                                Amount    Total Loans  Amount    Total Loans    Amount     Total Loans
                                ------   ------------  ------   --------------  -------   -------------
Real estate mortgage:
   Residential . . . . . . . . $  328,932   25.92%   $  255,086    17.34%     $  310,754      21.64%
   Commercial. . . . . . . . .    790,700   62.33       704,155    47.79         671,293      46.76
Commercial business. . . . . .     33,000    2.62        29,000     1.96          34,000       2.36
Consumer . . . . . . . . . . .     98,364    7.75       115,599     7.84         101,585       7.07
Unallocated. . . . . . . . . .     17,572    1.38       369,505    25.07         317,867      22.17
                               ----------  ------    ----------   ------      ----------     ------
  Total allowance for loan
    losses . . . . . . . . . . $1,268,568  100.00%   $1,473,345   100.00%     $1,435,499     100.00%
                               ==========  ======    ==========   ======      ==========     ======

     Federal regulations require savings associations to review their assets on a regular basis and to classify them as
"substandard," doubtful" or "loss," if warranted.   Assets
classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. As of June 30, 1999, the Bank had $1.2 million of assets classified as substandard, no assets were classified as doubtful and $15,800 were classified as loss.

     While the Bank believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio in the future, will not request the Bank to increase its allowance for loan losses, thereby negatively impacting the Bank's financial condition and earnings.

     The Bank's primary lending area has experienced controlled growth over the last several years. Management believes that
the market is fairly stable.   There can be no assurance,
however, that economic conditions in the Bank's market area will remain stable. Any deterioration in the condition of the real estate market could adversely effect the Bank's earnings or financial condition.

INVESTMENT ACTIVITIES

     Elmira Savings & Loan is required under federal regulations to maintain a minimum amount of liquid assets which can be invested in specified short-term securities and is also permitted to make certain other investments. See "Regulation -- Liquidity Requirements." It has generally been Elmira Savings & Loan's policy to maintain a liquidity portfolio in order to satisfy regulatory requirements. All corporate bonds are investment grade. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future and its projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

     The following table sets forth the carrying value of the Bank's investment securities portfolio, short-term investments and FHLB stock at the dates indicated. At June 30, 1999, the market value of the Bank's investment securities portfolio was approximately $5.9 million.

                                                             At June 30,
                                                  ------------------------------
                                                   1999        1998       1997
                                                  ------      ------     ------
                                                           (In thousands)
Investment securities:
  U.S. Government and  agency securities . . . .  $4,380      $1,000     $3,991
  Corporate debt securities. . . . . . . . . . .      18          25         32
  Corporate Stock. . . . . . . . . . . . . . . .     162          82         66
                                                  ------      ------     ------
     Total investment securities . . . . . . . .   4,560       1,107      4,089
Federal funds sold and overnight deposits . . .       --       6,000         --
                                                  ------      ------     ------
     Total investment securities,  federal
       funds sold and overnight deposits . . . .   4,560       7,107      4,089
Federal Home Loan Bank of  New York stock. . . .   1,313       1,313      1,313
                                                  ------      ------     ------
     Total investments . . . . . . . . . . . . .  $5,873      $8,420     $5,402
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

     At June 30, 1999, the market value of investment securities "Held to Maturity" was approximately $10,500 less than the carrying value while the "Available for Sale" investment was approximately $26,100 in excess of the cost.

     For further information, see Notes A and B to Notes to Consolidated Financial Statements included in the Annual Report.

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for certain of the Corporation's investment securities at June 30, 1999.



                                  One Year or Less      One to Five Years        Five to Ten Years
                                -------------------   --------------------    ----------------------
                                Carrying   Average     Carrying    Average     Carrying    Average
                                  Value     Yield       Value       Yield       Value       Yield
                                 --------  -------    ---------   --------    ---------   ---------
                                                   (Dollars in thousands)
  U.S. government and
    agency obligations . . . .  $   --        --%      $4,380       5.85%       $    --      --%
  Corporate debt securities. .      --        --           --         --             --      --
  Corporate stock. . . . . . .      --        --           --         --             --      --
                                ------       ----      ------       ----        -------     ----
    Total. . . . . . . . . .    $   --        --%      $4,380       5.85%       $    --      --%
                                ======       ====      ======       ====        =======     ====

                                More than Ten Years     Total Investment Portfolio
                                -------------------   ----------------------------------
                                Carrying   Average     Carrying    Market      Average
                                  Value     Yield       Value      Value        Yield
                                 --------  -------    ---------   --------    ---------
                                                   (Dollars in thousands)
  U.S. government and
    agency obligations . . . .  $    --      -- %     $ 4,380     $ 4,369      5.85%
  Corporate debt securities. .       18    6.61            18          19      6.61
  Corporate stock. . . . . . .      162    1.20           162         162      1.20
                                -------    ----       -------     -------      ----
    Total. . . . . . . . . .    $   180    1.76%      $ 4,560     $ 4,550      5.64%
                                =======    ====       =======     =======      ====

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

     Certificates of deposit with balances in excess of $100,000 amounted to 17.6% of deposits at June 30, 1999. Under New York law, the Bank is not permitted as a savings association to accept public funds. The jumbo deposits in the portfolio have come from local union funds, businesses and individuals, the majority of which have been longstanding customers of the Bank; these funds do not represent brokered deposits.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                                                                   Increase
                                                                                  (Decrease)
                                  Balance at             Balance                 from June 30,
                                   June 30,      %      at June 30,     %        1998 to June
                                     1999     Deposits     1998      Deposits      30, 1999
                                   ---------  --------  ---------    --------   -------------
Non-interest bearing savings
  account  . . . . . . . . . . . $    964,386     .86%  $  1,427,622    1.27%     $  (463,236)
NOW checking account . . . . . .    4,134,097    3.70      4,078,966    3.64           55,131
Jumbo certificates . . . . . . .   19,649,626   17.61     17,361,558   15.48        2,288,068
Super NOW checking accounts. . .    2,256,667    2.02      2,836,831    2.53         (580,164)
Passbook and statement savings .   14,300,702   12.82     14,817,520   13.20         (516,818)
Money market deposit accounts. .    4,848,123    4.34      5,275,041    4.70         (426,918)
Six month money market
  certificates . . . . . . . . .    5,484,324    4.91      3,932,711    3.51        1,551,613
30 and 48 month certificates . .    3,214,557    2.88      3,604,647    3.21         (390,090)
IRA certificates, excluding
  jumbo certificates . . . . . .    4,843,846    4.34      4,645,049    4.14          198,797
Other certificates . . . . . . .   51,889,967   46.52     54,199,886   48.32       (2,309,919)
                                 ------------  ------    -----------  ------      -----------
    Total. . . . . . . . . . . . $111,586,295  100.00%  $112,179,831  100.00%     $  (593,536)
                                 ============  ======   ============  ======      ===========

                                                        Increase
                                                       (Decrease)
                                  Balance at           from June 30,
                                   June 30,      %     1997 to June
                                     1997     Deposits  30, 1998
                                   ---------  -------- ------------
Non-interest bearing savings
  account  . . . . . . . . . . . $    407,841     .36%  $  1,019,781
NOW checking account . . . . . .    4,443,572    3.98       (364,606)
Jumbo certificates . . . . . . .   15,651,466   14.01      1,710,092
Super NOW checking accounts. . .    2,900,320    2.60        (63,489)
Passbook and statement savings .   14,183,722   12.69        633,798
Money market deposit accounts. .    5,232,229    4.68         42,812
Six month money market
  certificates . . . . . . . . .    5,195,663    4.65     (1,262,952)
30 and 48 month certificates . .    4,126,996    3.69       (522,349)
IRA certificates, excluding
  jumbo certificates . . . . . .    4,515,806    4.04        129,243
Other certificates . . . . . . .   55,090,903   49.30       (891,017)
                                 ------------  ------    -----------
    Total. . . . . . . . . . . . $111,748,518  100.00%  $    431,313
                                 ============  ======   ============

     Deposits in the Bank as of June 30, 1999 were represented by the various types of savings programs described below.

Weighted
 Average                                                                    Percentage
Interest                                            Minimum    Balance in   of Total
  Rate      Term             Category                Amount     Thousands    Savings
--------  --------           ----------             --------   -----------  ----------
                          Demand Deposits
                          ---------------
0.00%     On Demand  Non-Interest Bearing Savings
                        Accounts                     $     1    $    964       0.86%
0.00      On Demand  NOW Accounts                         10       4,134       3.70
2.37      On Demand  Passbook and Statement Savings
                        Accounts                           5      14,054      12.59
2.83      On Demand  Money Market Accounts             2,500       4,848       4.34
2.37      On Demand  Super NOW Accounts                2,500       2,257       2.02
2.37      On Demand  Holiday Club Accounts                 1         247       0.22

                           Certificates of Deposit
                           -----------------------

3.08      30 Days    30 Day Certificate, Fixed-Rate    5,000         309       0.28
3.94      91 Days    91 Day Certificate, Fixed-Rate    2,500       1,042       0.93
4.58     182 Days    6 Month Certificate, Fixed-Rate   2,500       5,751       5.15
5.13      7 Months   7 Month Certificate, Fixed-Rate     500          32       0.03
4.60      8 Months   8 Month Certificate, Fixed-Rate     500       1,045       0.94
4.60      9 Months   9 Month Certificate, Fixed-Rate   5,000         421       0.38
4.73     10 Months  10 Month Certificate, Fixed-Rate     500         245       0.22
4.88     11 Months  11 Month Certificate, Fixed Rate   2,500       8,008       7.18
4.99     12 Months   1 Year Certificate, Fixed-Rate      500       8,810       7.90
5.11     14 Months  14 Month Certificate, Fixed-Rate     500      11,832      10.60
4.96     18 Months  18 Month Certificate, Fixed-Rate     500       4,721       4.23
5.49     24 Months  24 Month Certificate, Fixed-Rate     500       9,005       8.07
5.17    100 Weeks   100 Week Certificate, Fixed-Rate     500         378       0.34
5.02     30 Months  30 Month Certificate, Fixed-Rate     500      17,590      15.76
5.61     36 Months  36 Month Certificate, Fixed-Rate     500       2,070       1.86
5.53     48 Months   4 Year Certificate, Fixed-Rate      500       3,647       3.27
6.25     60 Months   5 Year Certificate, Fixed-Rate      500       8,900       7.98
4.93     12 Months   1 Year Mini Jumbo Certificate,
                        Fixed-Rate                    20,000       1,269       1.14
5.41     18 Months   18 Month Certificate, Variable-
                        Rate                              10           7       0.01
                                                                --------     ------
                                                                $111,586     100.00%
                                                                ========     ======

       The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1999.

Maturity Period                                 Amount
---------------                              -------------
                                             (In thousands)

 Three months or less. . . . . . . . . . . . . $ 5,194
 Three through six months. . . . . . . . . . .   3,867
 Six through twelve months . . . . . . . . . .   8,019
 Over twelve months. . . . . . . . . . . . . .   2,570
                                               -------
     Total . . . . . . . . . . . . . . . . . . $19,650
                                               =======

     The following table sets forth the average balances and interest rates based on month end balances for demand deposits and time deposits as of the dates indicated.

                                                     Year Ended June 30,
                                --------------------------------------------------------------------
                                        1999                  1998                    1997
                                -------------------   --------------------    ----------------------
                                Demand      Time      Demand      Time        Demand        Time
                                Deposits   Deposits   Deposits   Deposits     Deposits     Deposits
                                --------   --------   ---------  --------     ---------    --------
                                                   (Dollars in thousands)
Average balance. . . . . . .     $27,750   $85,622    $27,597     $87,128     $27,273       $82,040
Average rate . . . . .              2.23%     5.24%      2.51%       5.55%       2.63%         5.42%


     The following table sets forth the Bank's deposit activities for the periods indicated.

                                                 Year Ended June 30,
                                             ----------------------------
                                              1999       1998       1997
                                             ------     ------     ------
                                                    (In thousands)
Deposits . . . . . . . . . . . . . . . . .   $155,915   $155,419    $140,913
Withdrawals. . . . . . . . . . . . . . . .    161,605    160,526     140,920
                                             --------   --------    --------
Net increase (decrease)  before interest
  credited . . . . . . . . . . . . . . . .     (5,690)    (5,107)         (7)
Interest credited. . . . . . . . . . . . .      5,096      5,538       5,103
                                             --------   --------    --------
Net increase (decrease) in  deposits . . .   $   (594)  $    431    $  5,096
                                             ========   ========    ========

     BORROWINGS. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank does, however, rely upon advances from the FHLB of New York to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans. The Bank has utilized borrowings from the FHLB of New York as a source of funds to duration match against loan originations.
The FHLB has served as the Bank's primary borrowing source. At June 30, 1999, Elmira Savings & Loan had advances totaling $22.6 million from the FHLB of New York.

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

     From time to time the Bank borrows funds under reverse repurchase agreements. Under a reverse repurchase agreement, the Bank sells securities (generally government securities, mortgage-backed securities and FHLMC participation certificates) and agrees to repurchase them at a specified price at a later date. Reverse repurchase agreements are generally for terms of up to 90 days, are subject to renewal, and are deemed to be borrowings collateralized by the securities sold. At June 30, 1999, the Bank had no reverse repurchase agreements outstanding. Reverse repurchase agreements are contracted with primary registered broker-dealers or Shay Government Securities Company, formerly the U.S. League Securities, Inc.

     The following tables set forth certain information regarding the Bank's FHLB advances (which represent the Bank's only short-term borrowings during the periods covered) at the end of and during the periods indicated.

                                            At June 30,
                                       ---------------------
                                        1999           1998
                                       ------         ------
Weighted average rate  . . . . . . .  5.82%            6.54%

                                            During the
                                        Year Ended June 30,
                                       ---------------------
                                        1999           1998
                                       ------         ------
                                          (In thousands)
Maximum amount outstanding  at any
  month end. . . . . . . . . . . . .  $8,100          $21,700
Approximate average amount . . . . .  $1,483          $11,408
Approximate weighted average
  rate paid (1). . . . . . . . . . .    5.56%            6.00%

___________
(1) The weighted average rate is determined by use of the weighted average rate for each month-end in the period.

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

                                                          Year Ended June 30,
                             _________________________________________________________________________________
                              1999            vs               1998   1998             vs.              1997
                             ______________________________________   ________________________________________
                                       Increase (Decrease)                      Increase (Decrease)
                                            Due to                                   Due to
                             ______________________________________   _______________________________________
                              Volume         Rate            Net       Volume          Rate            Net
                             _______         ____           ____      _______          ____            ___
                                                            (In thousands)
Interest income:
  Loan portfolio . . . . . . $(422,687)    $(435,529)   $(858,216)    $468,365      $(55,547)     $412,818
  Investment securities. . .   (99,289)      (51,181)    (150,470)     (96,077)       11,282       (84,795)
  Mortgage-backed
    securities . . . . . . .    (6,246)      (10,445)     (16,691)     (34,920)       13,800       (21,120)
  Interest-earning deposits
    with other banks . . . .    40,446        27,890       68,336       20,326        (6,558)       13,768
                             ---------     ---------    ---------     --------     ---------      --------
    Total interest-earning
      assets . . . . . . . .  (487,776)     (469,265)     957,041      357,694       (37,023)      320,671
                             ---------     ---------    ---------     --------     ---------      --------

Interest expense:
   Demand deposits . . . . .     3,809       (77,884)     (74,075)       8,453       (35,063)      (26,610)
   Time deposits . . . . . .   (82,489)     (262,730)    (345,219)     280,610       103,349       383,959
   Borrowings and advances .  (300,714)      (67,093)    (367,807)     (64,707)        3,831       (60,876)
                             ---------     ---------    ---------     --------     ---------      --------
    Total interest-bearing
       liabilities . . . . .  (379,394)     (407,707)    (787,101)     224,356        72,117       296,473
                             ---------     ---------    ---------     --------     ---------      --------
 Increase (decrease) in
   net interest income . . . $(108,382)    $ (61,558)   $(169,940)    $133,338     $(109,140)     $ 24,198
                             =========     =========    =========     ========     =========      ========


                                        Year Ended June 30,
                             ______________________________________
                              1997           vs               1996
                             ______________________________________
                                       Increase (Decrease)
                                            Due to
                             ______________________________________
                              Volume         Rate            Net
                             _______         ____            ___
                                          (In thousands)
Interest income:
  Loan portfolio . . . . . . $ 644,680     $ (38,481)   $ 606,199
  Investment securities. . .    10,642        10,141       20,783
  Mortgage-backed
    securities . . . . . . .   (37,940)      (19,458)     (57,398)
  Interest-earning deposits
    with other banks . . . .    (7,344)        3,746       (3,598)
                             ---------     ---------    ---------
    Total interest-earning
      assets . . . . . . . .   610,038       (44,052)     565,986
                             ---------     ---------    ---------

Interest expense:
   Demand deposits . . . . .   (15,190)       12,307       (2,883)
   Time deposits . . . . . .   169,681      (155,964)      13,717
   Borrowings and advances .   210,150       (11,719)     198,431
                             ---------     ---------    ---------
    Total interest-bearing
       liabilities . . . . .   364,641      (155,376)     209,265
                             ---------     ---------    ---------
 Increase (decrease) in
   net interest income . . . $ 245,398     $ 111,323    $ 356,721
                             =========     =========    =========

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

                                                          Year Ended June 30,
                             -------------------------------------------------------------------------
                                                1999                             1998
                             ------------------------------------  -----------------------------------
                                                         Average                              Average
                               Average                    Yield/  Average                     Yield/
                               Balance       Interest      Cost   Balance       Interest       Cost
                              ---------      --------    -------  --------      --------     --------
Interest-earning assets:
  Total loan portfolio(1). . $133,764,419  $11,016,230    8.24%   $138,797,744  $11,874,446   8.55%
  Investment securities,
    including FHLB stock . .    2,061,496      104,210    5.06       3,836,541      254,680   6.64
  Mortgage-backed
    securities . . . . . . .    1,345,728       94,208    7.00       1,429,283      110,899   7.76
  Interest-earning
    deposits . . . . . . . .    2,174,020       93,971    4.32       1,039,447       25,635   2.47
                             ------------  -----------   -----    ------------  -----------  -----
    Total interest-earning
      assets . . . . . . . .  139,345,663   11,308,619    8.12     145,103,015   12,265,660   8.45
 Non-interest earning
  assets . . . . . . . . . .    5,257,832                            5,284,444
                             ------------                         ------------
    Total assets . . . . . . $144,603,495                         $150,387,459
                             ============                         ============

Interest-bearing
  liabilities:
  Demand deposits. . . . . . $ 27,749,610      617,934    2.23    $ 27,596,906      692,009   2.51
  Time deposits. . . . . . .   85,621,638    4,488,405    5.24      87,128,369    4,833,624   5.55
                             ------------  -----------   -----    ------------  -----------  -----
    Total deposits,
      including escrows. . .  113,371,248    5,106,339    4.50     114,725,275    5,525,633   4.82
  Borrowings . . . . . . . .   15,266,567      807,778    5.29      20,884,473    1,175,585   5.63
                             ------------  -----------   -----    ------------  -----------  -----
    Total interest-bearing
      liabilities. . . . . .  128,637,815    5,914,117    4.60     135,609,748    6,701,218   4.94
Non-interest-bearing
  liabilities. . . . . . . .    1,180,489                            1,268,273
                             ------------                         ------------
    Total liabilities. . . .  129,818,304                          136,878,021
Retained earnings. . . . . .   14,785,191                           13,509,438
                             ------------                         ------------
    Total liabilities and
      retained earnings. . . $144,603,495                         $150,387,459
                             ============                         ============
Net interest income. . . . .               $ 5,394,502                          $ 5,564,442
                                           ===========                          ===========
Interest rate spread . . . .                              3.52%                               3.51%
                                                          ====                                ====
Net yield on interest-
  earning assets . . . . . .                              3.87%                               3.83%
                                                          ====                                ====
Ratio of average interest-
  earning assets to average
  interest-bearing
  liabilities. . . . . . . .                            108.32%                             107.00%
                                                        ======                              ======
_______________
(1)  Average balances include non-accrual loans.

                                     Year Ended June 30,
                             -----------------------------------
                                           1997
                             -----------------------------------
                                                         Average
                               Average                    Yield/
                               Balance       Interest      Cost
                              ---------      --------    -------
Interest-earning assets:
  Total loan portfolio(1). . $133,325,929  $11,461,628    8.60%
  Investment securities,
    including FHLB stock . .    5,289,207      339,475    6.42
  Mortgage-backed
    securities . . . . . . .    1,894,287      132,019    6.97
  Interest-earning
    deposits . . . . . . . .      284,727       11,867    4.17
                             ------------  -----------   -----
    Total interest-earning
      assets . . . . . . . .  140,794,150   11,944,989    8.48
 Non-interest earning
  assets . . . . . . . . . .    4,716,671
                             ------------
    Total assets . . . . . . $145,510,821
                             ============

Interest-bearing
  liabilities:
  Demand deposits. . . . . . $ 27,272,996      718,619    2.63
  Time deposits. . . . . . .   82,039,648    4,449,665    5.42
                             ------------  -----------   -----
    Total deposits,
      including escrows. . .  109,312,644    5,168,284    4.73
  Borrowings . . . . . . . .   22,034,197    1,236,462    5.61
                             ------------  -----------   -----
    Total interest-bearing
      liabilities. . . . . .  131,346,841    6,404,745    4.88
Non-interest-bearing
  liabilities. . . . . . . .    1,261,612
                             ------------
    Total liabilities. . . .  132,608,453
Retained earnings. . . . . .   12,902,368
                             ------------
    Total liabilities and
      retained earnings. . . $145,510,821
                             ============
Net interest income. . . . .               $ 5,540,244
                                           ===========
Interest rate spread . . . .                              3.61%
                                                          ====
Net yield on interest-
  earning assets . . . . . .                              3.93%
                                                          ====
Ratio of average interest-
  earning assets to average
  interest-bearing
  liabilities. . . . . . . .                            107.19%
                                                        ======
_______________
(1)  Average balances include non-accrual loans.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings association, Elmira Savings & Loan is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of June 30, 1999, Elmira Savings & Loan was authorized to invest up to approximately $3.1 million in the stock of or loans to subsidiaries. Institutions meeting regulatory capital requirements, which Elmira Savings & Loan currently does, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries. As of June 30, 1999, Elmira Savings & Loan had $265,100 of equity invested in its subsidiaries.

     In July 1987, the Bank activated its wholly owned subsidiary, Brilie Corporation (d/b/a ES&L Financial
Services), for the purpose of selling life insurance and annuity products, health insurance and mutual funds under an agency relationship with major insurance companies and third party
mutual fund providers to the Bank's customers.   This division
of Brilie Corporation had net pretax revenues of approximately $98,000 during fiscal year 1999. In 1993, Brilie Corporation formed a new subsidiary, d/b/a ES&L Appraisal Services. This company performs real estate appraisals for residential and commercial properties, primarily for the Bank and Cayuga Mortgage. During the 1997 fiscal year, this company recorded a loss of approximately $2,000 and was no longer active at June 30, 1999.

     In May 1989, Brilie Corporation entered into a 50% joint venture partnership agreement with a family group who resides in the Elmira area and who is affiliated with a real estate brokerage company. The partnership was formed for the purpose of developing a planned unit development located in Horseheads, New York. Pursuant to the partnership agreement, the family group receives sales commissions on the purchase price of building lots which they sell on behalf of the partnership and the family group agrees to use its best efforts to encourage building lot purchasers to place their construction and permanent mortgages with the Bank. The Bank has a 50% interest in the partnership and has committed up to $750,000 in financing. At June 30, 1999, the Bank had loaned approximately $353,000 to the partnership. Brilie Corporation earned $33,700 from this partnership during the fiscal year ended June 30, 1999.

     In December 1990, the Bank formed Cayuga Mortgage as a wholly owned subsidiary of the Bank for purposes of engaging in mortgage banking activities. Cayuga Mortgage's primary function is to originate mortgages for sale to investors, one of whom is the Bank. With respect to mortgages sold by Cayuga Mortgage to the Bank, no income is generated for the subsidiary in accordance with the provisions of Financial Accounting Standards Statement No. 91. (See Note A to the Notes to Consolidated Financial Statements included in the Annual Report for a discussion of loan fees). With respect to mortgages sold to third parties, income generated is not recognized until after the closing of the sale of the mortgage. PACE Funding was formed during September 1995 through a mortgage banking partnership between Cayuga Mortgage and Audrey Edelman & Associates Real Estate. During the fiscal year ended June 30, 1999, Cayuga Mortgage and PACE Funding originated approximately $32.3 million of mortgages, the majority of which were originated for the Bank for sale in the secondary market. The Bank's aggregate investment in Cayuga Mortgage was $265,000 at June 30, 1999.

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

COMPETITION

     Elmira Savings & Loan is one of three local banks headquartered in Chemung County. The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits comes from other savings institutions, credit unions and commercial banks located in its primary market area. Additional significant competition for savings deposits comes from money market mutual funds and corporate and government debt securities.

     The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from other thrift institutions, commercial banks, mortgage bankers, mortgage brokers and insurance companies. There are six commercial banks, two savings associations and eight credit unions with branches located in Chemung County. Elmira Savings & Loan is able to compete effectively in its primary market area by offering competitive interest rates and loan fees, and a wide variety of deposit products, and by emphasizing personal customer service and cultivating relationships with local businesses.

EMPLOYEES

     As of June 30, 1999, Elmira Savings & Loan and its subsidiaries had 35 full-time and 5 part-time employees, none of whom were represented by a collective bargaining agreement.
Elmira Savings & Loan believes that it enjoys good relations with its personnel.

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers of the Corporation.

                           Age at
                          June 30,
   Name                     1999       Position
   ----                   --------     --------
William A. McKenzie          48        President and Chief Executive Officer

J. Michael Ervin             50        Senior Vice President and Treasurer

Michael J. Wayne             38        Vice President

Lynn M. Morris               47        Vice President

James D. Stanton             52        Vice President

Judy A. Peters               41        Vice President

Michael J. Crimmins          47        Vice President


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

     J. MICHAEL ERVIN has served as Senior Vice President/ Treasurer of the Bank since 1984. In this capacity, Mr. Ervin oversees all of the Bank's financial, accounting and operating activities. Prior to 1984, Mr. Ervin served as First Vice President of the Bank. Mr. Ervin serves as a Board member, past President and current Treasurer of the Arctic League of
Chemung County;   Board member and Treasurer of Southern Tier
Economic Growth. He also is a past Director of the Chemung/ Schuyler Chapter of the American Red Cross and past President and Board Member of Woodbrook, Inc. Mr. Ervin has been employed by the Bank since 1973.

     MICHAEL J. WAYNE is currently Vice President of Stockholder and Public Relations, a position he has held since 1993. In May 1999, Mr. Wayne was named the Corporation's Internal Auditor. Since 1990, he has supervised the Corporation's compliance with its reporting requirements to the Securities and Exchange Commission. Mr. Wayne has served as Vice President of Marketing, Mortgage Originations and Loan Servicing. He is a member of the Executive, Finance and Ticket Committees for the LPGA Corning Classic and is on the Executive Committee and Treasurer of Elmira Downtown Development, Inc. Mr. Wayne is a Board member of Capabilities and Family Services of Chemung County, Inc. He is a Past President of the Elmira Kiwanis Club. Mr. Wayne is a volunteer for the United Way, the Chemung County
Chamber of Commerce and the Clemens Center.   Mr. Wayne has been
employed by the Bank since 1982.

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

     JAMES D. STANTON has served as Vice President of
Compliance and Loan Review for the Bank since 1991. Mr. Stanton is a past Board Member and Treasurer of the Near Westside
Neighborhood Association and has worked on the Chemung County
Chamber of Commerce Membership Drive. He has been employed by the Bank since 1988.

     JUDY A. PETERS has served as Vice President of Commercial Loan Originations since 1992. She has been an instrumental employee in the department since its inception in 1984. In 1993 Mrs. Peters was named Small Business Advocate of the Year by the U.S. Small Business Administration. She is a member of the Audit Committee of St. Mathew's Church and has worked on the Chemung County Chamber of Commerce Membership Drive, the 1997 National Kidney Foundation Fund Drive and 1999 American Cancer
Society Fund Drive.   Mrs. Peters has been employed by the Bank
since 1984.

     MICHAEL J. CRIMMINS has served as Vice President of Operations, Accounting and Loan Servicing since 1994. Prior to that Mr. Crimmins was a systems and operations analyst for the Bank and was responsible for the development of the Bank's disaster recovery plan. He is the Treasurer of the Hendy Avenue School Parent Teachers Organization and is Vice President of the Board of Directors for United Cerebral Palsey. He is a member of the AT&T/NCR New York Users Group. Mr. Crimmins worked part-time for the Bank from January 1993 until May 1993, at which time he became a full-time employee of the Bank.

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

     PROPOSED LEGISLATIVE AND REGULATORY CHANGES. The U.S. Congress is in the process of drafting legislation which may have a profound effect on the financial services industry. In January 1999 legislation restructuring the activities and regulations oversight of the financial services industry was reintroduced in both houses of the U.S. Congress. The stated purposes of the House bill ("H.R. 10") are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition. H.R. 10 would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises allowing holding companies to offer new services and products. In particular, H.R. 10 repeals the Glass-Steagall Act prohibitions on bank affiliating with securities firms and thereby allow holding companies to engage in securities underwriting and dealing without limits and to sponsor and act as distributor for mutual funds and also removes the Bank Holding Company Act's prohibitions on insurance underwriting allowing holding companies to underwrite and broker any type of insurance product. H.R. 10 also calls for a new regulatory framework for financial institutions and their holding companies. The legislation preserves the thrift charter and all existing thrift powers, but would restrict the activities of new unitary thrift holding companies. Both Houses passed differing versions of the legislation, which have yet to be reconciled in a conference committee. At this time, it is unknown how the legislation will be modified, or if enacted, what form the final version of the legislation might take and how it will affect the Corporation's and the Bank's business and operations and competitive environment.

     FEDERAL HOME LOAN BANK SYSTEM.   The Bank is a member of
the FHLB System, which consists of 12 regional Federal Home Loan Banks ("FHLB's") subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB's provide a central credit facility primarily for member institutions. As a member of the FHLB of New York, the Bank is required to acquire and hold shares of capital stock in the FHLB of New York in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of New York, whichever is greater. Elmira Savings & Loan was in compliance with this requirement with an investment in FHLB of New York stock at June 30, 1999, of $1,313,100. The FHLB of New York serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.
It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of New York. Long-term advances may only be made for the purpose of providing funds for residential housing finance. As of June 30, 1999, Elmira Savings & Loan had advances of $22.6 million outstanding from the FHLB of New York. See "Business of the Bank -- Sources of Funds -- Borrowings."

     LIQUIDITY REQUIREMENTS. As a member of the FHLB System, the Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity ratio of the Bank for June 1999 was 13.02%.

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

     To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, the value of property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of total assets. All of the following may be included as Qualified Thrift Investments: investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and shares of stock issued by a Federal Home Loan Bank. Subject to a 20% of portfolio assets limit, savings institutions are also able to treat the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, (ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing, (iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, (iv) loans for the purchase, construction, development or improvement of community service facilities, and (v) loans for personal, family or household purposes.

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At June 30, 1999, approximately 81.11% of the Bank's "portfolio" assets were invested in Qualified Thrift Investments.

     LENDING LIMITS. The aggregate amount of loans which a federally chartered savings association may make on the security of liens on non-residential real property may not exceed 400% of the association's capital. The Director of the OTS may, however, permit savings associations to exceed the 400% of capital limit in certain circumstances.

     Under regulations of the OTS, loans and extensions of credit to a person outstanding at one time generally may not exceed 15% of the unimpaired capital, surplus, including the loan loss allowance of the Bank. As of June 30, 1999, the Bank was permitted to lend approximately $2.5 million to one borrower under this standard. Loans and extensions of credit fully secured by readily marketable collateral (having a market value at least equal to the funds outstanding) may comprise an additional 10% of unimpaired capital and surplus. As of June 30, 1999, the largest amount outstanding to any one borrower of the Bank was $2.3 million, which was below the current limit.

     REGULATORY CAPITAL REQUIREMENTS.   Under the OTS's
regulatory capital requirements, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to at least 4.0% or 3.0% (if the institution is rated composite 1 CAMELS under the OTS examination rating system) of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 CAMELS under the OTS examination rating system).
For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See "- -Prompt Corrective Regulatory Action."

     Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital. At June 30, 1999, the Bank had $480,000 of investments in or extensions of credit to a subsidiary engaged in activities not permitted to national banks.

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in unconsolidated includable subsidiaries, and, for purpose of the core capital requirement, qualifying supervisory goodwill. At June 30, 1999, the Bank's adjusted total assets for the purposes of the core and tangible capital requirements were approximately $153.3 million.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, all equity investments and that portion of the institution's land loans and non-residential construction loans in excess of 80% loan-to-value ratio. As of June 30, 1999, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

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

     The table below presents the Bank's capital position relative to its various minimum statutory and regulatory capital requirements at June 30, 1999.

                                         At June 30, 1999
                                    -----------------------
                                                 Percent of
                                    Amount        Assets (1)
                                    -----------------------
                                     (Dollars in thousands)

Tangible Capital . . . . . . . . . $15,005         9.79%
Tangible Capital Requirement . . .   2,299         1.50
                                   -------        -----
Excess . . . . . . . . . . . . . . $12,706         8.29%
                                   =======        =====

Tier 1/Core Capital. . . . . . . .  15,005         9.79%
Tier 1/Core Capital Requirement. .   4,598         3.00
                                   -------        -----
Excess . . . . . . . . . . . . . . $10,407         6.79%
                                   =======        =====
Risk-Based Capital . . . . . . . .  16,270        16.07%
Risk-Based Capital Requirement . .   8,101         8.00
                                   -------        -----
Excess . . . . . . . . . . . . . . $ 8,169         8.07%
                                   =======        =====

____________
(1) Based upon tangible assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

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

     Under regulations jointly adopted by the federal banking regulators, including the OTS, a depository institution's capital adequacy for purposes of the prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 capital risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater if the savings association has a composite 1 CAMELS rating). An "undercapitalized institution" is a savings association that has (i) a total risk-based capital ratio less than 8%; or (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% if the association has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%. A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized association as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. The Bank is classified as "well capitalized" under these regulations.

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

     The special assessment recapitalized the SAIF, and as a result, the FDIC lowered the SAIF deposit insurance assessment rates to zero for well capitalized institutions with the highest supervisory ratings and 0.27% of insured deposits for institutions in the highest risk-based premium category. Until December 31, 1999, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     SAIF members may convert to the status of members of the BIF and may merge with or transfer assets to a BIF member. Although the Bank would qualify for insurance of deposits of the BIF, substantial entrance and exit fees apply to conversions from SAIF to BIF insurance and such fees may make a SAIF to BIF conversion prohibitively expensive. In the past, the substantial disparity existing between deposit insurance premiums paid by BIF and SAIF members gave BIF-insured institutions a competitive advantage over SAIF-insured institutions like the Bank. The reduction of the SAIF deposit insurance premiums effectively eliminated this disparity and could have the effect of increasing the net income of the Bank and restoring the competitive equality between BIF-insured and SAIF-insured institutions.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on transaction accounts of between $4.9 million and $46.5 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1999, the Bank met its reserve requirements.

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

     RESTRICTIONS ON ACQUISITIONS. The Home Owners' Loan Act generally prohibits a savings and loan holding company, without prior approval of the Director of OTS, from (i) acquiring control of any other savings institution or savings and loan holding company or controlling the assets thereof or (ii) acquiring more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an undercapitalized savings association pursuant to a "qualified stock issuance" without that savings association being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings institution holding company's other subsidiaries must have tangible capital of at least 6 1/2% of total assets, there must not be more than one common director or officer between the savings institution holding company and the issuing savings institution and transactions between the savings institution and the savings institution holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings institution holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the federal institution qualifies as a QTL or as a "domestic building and loan association" under
Section 7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with Elmira Savings & Loan, the Company would there-upon become a multiple savings and loan holding company.
Except where such acquisition is pursuant to the authority to approve emergency acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than Elmira Savings & Loan or other subsidiary savings institutions) would thereafter be subject to further restrictions. The Home Owners' Loan Act provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, or (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust,
(vi) those activities previously authorized by regulation on March 5, 1987 to be directly engaged in by multiple savings and loan holding companies; or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple savings and loan holding company.

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

     The Bank is subject to the New York State franchise tax on banking corporations. The New York State tax on banking corporations is imposed in an annual amount of the greater (i) 9% of the Bank's "Entire Net Income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The applicable alternative minimum tax is generally the greater of (i) a percentage (0.01%, 0.004% or 0.002%, depending upon the nature and mix of the Bank's assets and on the ratio of its net worth to the value of its assets) of the value of the Bank's assets allocable to New York State with certain modifications, (ii) 3-1/2% of the Bank's "Alternative Entire Net Income" allocable to New York State or (iii) $325.00.

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

ITEM 2.  PROPERTIES
-------------------

     The Bank opened its office at 300 West Water Street in Elmira in 1955. During the 1995 fiscal year, the Bank completed an expansion and complete renovation of the office facility. As a result, an additional 7,600 square feet was added, bringing the total size of the facility to 13,500 square feet. At June 30, 1999, the Bank's total investment in this property was $2.9 million and the net book value was $2.5 million. The Bank's Ithaca office, which houses its mortgage banking subsidiary and "cashless" deposit office, totaled approximately 1,000 square feet and had a net book value of furniture, fixtures and equipment (including leasehold improvements) of approximately $32,300 at June 30, 1999.

     At June 30, 1999, the net book value of the Bank's furniture, fixtures and equipment (including leasehold improvements) was approximately $284,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                        PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
--------------------------------------------------------------

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

     Federal regulations impose certain additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by Elmira Savings & Loan. Under OTS regulations, savings institutions must submit notice to the OTS prior to making a capital distribution if (a) they would not be well capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution,
(y) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information contained in the table captioned "Selected
Consolidated Financial Data" in the Annual Report is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

     None.

                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" and "Beneficial Ownership Reports" in the Corporation's definitive Proxy Statement for the Corporation's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     For certain information regarding the executive officers of the Corporation, see "Item 1. Business --Executive
Officers."

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the section captioned
"Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

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

                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K
--------------------------------------------------------------

     (a)  List of Documents Filed as a Part of this Report.

          (1)  Financial Statements.  The Consolidated
          Financial Statements and Independent Auditor's
          Report included in the Annual Report, listed below, are incorporated herein by reference.

     1.   Report of Independent Certified Public Accountants
     2.   Consolidated  Balance Sheets as of June 30, 1999 and
          1998
     3. Consolidated Statements of Income for the Years Ended June 30, 1999, 1998 and 1997
     4. Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income the Years Ended June 30, 1999, 1998 and 1997
     5. Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997
     6.   Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules. All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

          (3) Exhibits. The following exhibits are either filed or attached as part of this report or are incorporated herein by reference.

     No.     Description
     ---     -----------

     3.1     Certificate of Incorporation of ES&L Bancorp, Inc.*
     3.2     Bylaws of ES&L Bancorp, Inc. *
     10.1    Employment Agreements between the Bank and William
             A. McKenzie and J. Michael Ervin, as amended **
     10.2    Stock Option Plan *
     13      1999 Annual Report to Stockholders ***
     21      Subsidiaries of the Registrant
     23      Consent of Independent Accountants
     27      Financial Data Schedule

_________
* Incorporated by reference to Registrant's Form S-1 Registration Statement (File No. 33-33998) declared effective by the Securities and Exchange Commission on July 13, 1990.
** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
***The 1999 Annual Report to Stockholders is included as an exhibit to this Report. Except for those portions of the 1999 Annual Report to Stockholders which have been expressly incorporated by reference into this Annual Report on Form 10-K, such Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Form 10-K.

     (b) REPORTS ON FORM 8-K. No Current Reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

     (c)  EXHIBITS.  The exhibits required by Item 601 of
Regulation S-K are either filed as a part of this Annual Report on Form 10-K or incorporated by reference herein.

     (d)  FINANCIAL STATEMENTS AND SCHEDULES EXCLUDED FROM
ANNUAL REPORT. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ES&L BANCORP, INC.



Date:  September 21, 1999   By: /s/ William A. McKenzie
                                -----------------------------
                                William A. McKenzie
                                President and Chief Executive
                                Officer
                                (Duly Authorized Representative)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ William A. McKenzie           Date:  September 21, 1999
    ----------------------------
    William A. McKenzie
    Principal Executive Officer and
    Director


By: /s/ J. Michael Ervin              Date:  September 27, 1999
    ----------------------------
    J. Michael Ervin
    Principal Financial and Accounting
    Officer

By: /s/ Robert E. Butler              Date:  September 21, 1999
    ----------------------------
    Robert E. Butler
    Director

By: /s/ John F. Cadwallader           Date:  September 21, 1999
    ----------------------------
    John F. Cadwallader
    Director

By: /s/ L. Edward Considine           Date:  September 21, 1999
    ----------------------------
    L. Edward Considine
    Director


By: /s/ Dr. Adrian P. Hulsebosch      Date:  September 21, 1999
    ----------------------------
    Dr. Adrian P. Hulsebosch
    Director

By: /s/ Jack H. Mikkelsen             Date:  September 21, 1999
    ----------------------------
    Jack H. Mikkelsen
    Director


By: /s/ Frederick J. Molter           Date:  September 21, 1999
    ----------------------------
    Frederick J. Molter
    Director

By: /s/ Paul Morss                    Date:  September 21, 1999
    ----------------------------
    Paul Morss
    Director


By: /s/ Paul Morss                    Date:  September 21, 1999
    ----------------------------
    Gerald F. Schichtel
    Director