Form 10-Q
period 1999-09-30
ES&L BANCORP INC
filed 1999-11-15
CIK 861995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

                           FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  830,595

          ES&L BANCORP, INC. AND SUBSIDIARIES
                       September 30, 1999


                          Index                              Page


Part I -  Financial Information

Item 1 -  Financial Statements:

          Consolidated Statements of Financial                 1
          Condition as of September 30, 1999
          (Unaudited) and June 30, 1999

          Consolidated Statements of Income                    2
          (Unaudited) for the three months
	    ended September 30, 1999 and 1998

          Consolidated Statements of Cash Flows                3
          (Unaudited) for the three months ended
          September 30, 1999 and 1998

          Notes to Consolidated Financial Statements           4

Item 2 -  Management's Discussion and Analysis of              5
          Financial Condition and Results of Operations

          Year 2000 Information                                8

          Non-Performing Loans at September 30, 1999      		   9
          and June 30, 1999

          Risk-Based Capital Information at                   10
          September 30, 1999 and June 30, 1999

Part II - Other Information                                   11

Signatures                                                		  12

E S & L BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition as of
September 30, 1999(Unaudited) and June 30, 1998
                                           SEP. 30,     JUNE 30,
                                             1999         1999
                                         (Unaudited)       (1)
ASSETS                                  --------------------------
------
Cash and Cash Equivalents                    $60,186     $792,510
Investment Securities Held for Sale         $142,717     $162,287
Investment Securities                     $5,396,660   $4,398,669
Other Investments                         $1,710,000   $1,710,000
Mortgage-Backed Securities Held for Sale    $868,778     $888,745
Mortgage-Backed Securities                $3,009,936   $3,134,602
Mortgage Loans Held For Sale              $2,707,385   $5,541,981
Loans Recievable, Net                   $135,682,806 $129,286,692
Federal Home Loan Bank Stock, at cost     $1,674,200   $1,313,100
Foreclosed Real Estate-Real Estate Owned          $0      $34,000
Investment In Joint Venture:
   Acquisition, Development &               $498,343     $480,272
   Construction Project
   Mortgage Banking Partnership             $200,123     $182,334
Property and Equipment, Net               $2,821,222   $2,811,006
Accured Interest Recievable                 $870,698     $815,858
Other Assets                              $2,146,358   $2,129,752
                                        --------------------------
         Total Assets                   $157,789,412 $153,681,808
                                        ==========================
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------------
Liabilities:
     Deposits                           $110,130,593 $111,586,295
     Advances - FHLB of New York         $28,833,615  $22,586,951
     Other Borrowings                        $59,849           $0
     Accrued Interest Payable:
       Deposits                               $5,678       $4,090
       Borrowings                            $90,028      $85,356
     Advances From Borrowers For
          Taxes and Insurance             $3,300,761   $3,192,995
     Other Liabilities                      $262,870     $587,021
                                        --------------------------
          Total Liabilities             $142,683,394 $138,042,708
                                        --------------------------
Stockholders' Equity:
     Serial Preferred Stock, 500,000
      Shares Authorized; None Issued              $0           $0
     Common Stock, $.01 Par Value;
      3,000,000 Shares Authorized,
      866,166 Shares Issued                   $8,662       $8,662
     Additional Paid-In-Capital           $2,711,666   $2,711,666
     Retained Earnings - Substantially
      Restricted                         $13,038,847  $13,527,648
     Net Unrealized Gain/(Loss) on
      Invsetments Held for Sale               $9,162      $15,643
Treasury Stock (35,571 & 34,131 shared,    ($662,319)   ($624,519)
    respectively), at cost
                                        --------------------------
          Total Stockholders' Equity     $15,106,018  $15,639,100

     	Total Liabilities & Stockholders'
     	Equity                            $157,789,412 $153,681,808
                                        ==========================
     Shares Outstanding                      830,595      832,035
                                        ==========================
(1): Amounts at June 30, 1999 have been extracted
     from the audited financial statements at that
     date and condensed.

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                             THREE MONTHS ENDED
                                                   SEP 30,
                                             1999            1998
                                          (Unaudited)     (Unaudited)
Interest Income:
   Loans                                 $2,814,939.00  $2,842,265.00
   Investment Securities                   $104,824.00     $24,795.00
   Mortgage-Backed Securities               $68,568.00     $23,294.00
   Interest-Earning Deposits and Other      $25,423.00     $18,019.00
                                        ------------------------------
                 Total Interest Income   $3,013,754.00  $2,908,373.00

Interest Expense:
   Deposits                              $1,220,485.00  $1,335,136.00
   Borrowings                              $409,133.00    $204,254.00
                                        ------------------------------
                  Total Interest Expense $1,629,618.00  $1,539,390.00

Net Interest Income                      $1,384,136.00  $1,368,983.00
Provision For Loan Losses                        $0.00          $0.00
                                        ------------------------------
Net Interest Income After Provision
for Losses                               $1,384,136.00  $1,368,983.00

Other Income:
   Service Fees And Other Charges           $39,919.00     $42,819.00
   Income From Loan Servicing               $23,411.00     $45,054.00
   Other Operating Income                   $88,899.00    $136,413.00
   Income from Joint Venture                $14,000.00     $10,500.00
   Gain on Sale of Mortgages               $226,979.00    $138,157.00
                                        ------------------------------
                      Total Other Income   $393,208.00    $372,943.00

Other Expenses:
   Employee Compensation & Benefits        $521,212.00    $505,187.00
   Office Occupancy and Equipment          $153,054.00    $131,651.00
   Federal Deposit Insurance Premiums       $25,949.00     $28,686.00
   Other                                   $213,842.00    $194,823.00
                                        ------------------------------
                     Total Other Expense   $914,057.00    $860,347.00
                                        ------------------------------
Income Before Taxes                        $863,287.00    $881,579.00
Income Taxes                              ($312,467.00)  ($335,653.00)
                                        ------------------------------
NET INCOME                                 $550,820.00    $545,926.00
                                        ==============================

Earnings Per Share:  (Undiluted)                 $0.66          $0.65
                                        ==============================

Dividend Per Common Share                        $1.25          $0.25
                                        ==============================
Ave. Comm. Shs. Outstanding (Undiluted)        831,034        833,866
                                        ==============================

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 THREE MONTHS ENDED SEP. 30,
                                                      1999          1998
                                                   (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATION ACTIVITIES
 Net Income                                        $550,820     $545,926
 Adjustments To Reconcile Net Income To Net
   Cash Provided from Operating Activities:
     Depreciation                                   $56,737      $37,829
     Provision For Loan Losses                           $0           $0
     Net Amortization of Premiums & Discounts      $162,047      $94,738
     Deferred Loan Origination Fees                 ($1,371)     ($9,349)
     (Income)/Loss from ADC Joint Venture          ($14,000)    ($10,500)
     Changes in Certain Assets and Liabilities:
         Mortgage Loans Held For Sale            $2,834,596   $2,184,079
         Foreclosed Real Estate                     $34,000     $437,930
         Accured Interest Receivable               ($54,840)     $31,431
         Other Assets                              ($16,606)   ($105,307)
         Accrued Interest Payable                    $6,260      ($4,388)
         Advances From Borrowers For
         Taxes and Insurance                       $107,766     ($59,414)
         Other Borrowings                           $59,849     $365,224
         Other Liabilities                        ($324,151)    $203,183
                                               --------------------------
 Net Cash (Used For) Provided From Operating
 Activities                         						       $3,401,107   $3,711,382

CASH FLOWS FROM INVESTMENT ACTIVITIES:
 Net Other Increase In Loans Receivable         ($6,558,977)    $471,137
 Investment In Joint Ventures                      ($35,860)    $230,777
 Purchase of FHLB Stock                           ($361,100)          $0
 Net Investment Securities Activity               ($978,421)  $1,001,589
 Change in Mark to Market Adjustment Items          $10,081        ($373)
 Principal Reductions On MBS                       $144,633      $83,964
 Purchases Of Property & Equipment, Net            ($66,953)          $0
                                               --------------------------
   Net Cash Provided From (Used For) Investing  ($7,846,597)  $1,787,094

CASH FLOWS FROM FINANCING ACTIVITIES:
 Interest Credited To Dep. Accts., Excl. Escrow  $1,216,027   $1,331,963
 Net Other (Decrease) Increase in Deposits      ($2,671,729) ($4,101,889)
Net Increase(Decrease) FHLB Advances             $6,246,664  ($8,152,476)
 Proceeds From Exercise of Stock Options                 $0      $24,176
 Purchase of Treasury Stock                        ($37,800)   ($136,523)
 Dividends Paid on Common Stock                 ($1,039,996)   ($209,343)
                                               --------------------------
 Net Cash (Used For) Provided From Financing     $3,713,166 ($11,244,092)

 Net Increase (Decrease) In Cash Equivalents      ($732,324) ($5,745,616)
 Cash and Cash Equivalents At Beginning Of
 Period                                            $792,510   $7,367,355
                                               --------------------------
 Cash and Cash Equivalents At End of Period         $60,186   $1,621,739
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

The consolidated financial statements for the three months ending September 30, 1999 and 1998 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition and results of operations and changes in cash flows in conformity with generally accepted accounting principles, but reflect, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly these consolidated financial statements.
The results for the three months ending September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000.

2.  Net Income Per Common Share:

Net income per common share is based on the weighted average total shares outstanding during the respective periods. Weighted average total shares outstanding for the periods included herein are as follows:

                       Sept. 30, 1999    Sept. 30,1998

   Three Months Ended          831,034           833,866

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

FINANCIAL CONDITION:

The Corporation's total assets equaled $157,789,412 at September 30, 1999, an increase of $4,107,604, or 2.67%, since the July 1st start of the fiscal year ending June 30, 2000. The majority of the increase is related to a $3,561,518 increase in the Corporation's net loan portfolio, including mortgage loans held for sale. The Corporation experienced a record level of loan originations during the fiscal year ending June 30, 1999, and that trend has continued into the recently concluded quarter.

Total liabilities at September 30, 1999 were $142,683,394, an increase of $4,640,686, or 3.36%, compared to the start of the fiscal year. Borrowings, in the form of advances from the Federal Home Loan Bank (FHLB Advances), increased by $6,246,664, to $28,833,615, and were the primary tool used by the Corporation to fund its' asset growth. Total deposits at September 30, 1999 equaled $110,130,593, a reduction of $1,455,702, since the beginning of the first quarter.

Stockholders' equity decreased by $533,082, or 3.41%, to $15,106,018, at September 30, 1999 primarily as a result of two cash dividends, totaling in excess of $1.0 million, which were paid to Stockholders during the quarter. The dividend payout included a $1.00 per share special cash dividend, paid in addition to the Corporation's $0.25 per share quarterly cash dividend.

RESULTS OF OPERATION: QUARTER ENDING SEPTEMBER 30, 1999 AND
SEPTEMBER 30, 1998.

For the quarter ending September 30, 1999 the Corporation's net interest income totaled $1,384,136, 1.11% greater than the comparative quarter ending September 30, 1998.

Total interest income earned by the Corporation equaled $3,013,754, an increase of $105,381, or 3.62%, compared to $2,908,373 for the three months ending September 30, 1998. Interest earned on the Corporation's loan portfolio decreased $27,326, or less than 1%, to $2,814,939 during the September 1999 quarter. This reduction in earnings is the result of a 43 basis point reduction in the average yield of the portfolio, which reduced loan interest income greater than the additional interest generated by the $6.0 million increase in the average balance of the portfolio. For the quarter ending September 30, 1999 the average balance of the loan portfolio totaled $140.8 million, yielding 8.00%, compared to $134.8 million, yielding 8.43%, for the quarter ending September 30, 1998. During the later part of the 1999 fiscal year the Corporation reallocated funds from short term cash and cash equivalents into longer term investments, the result of which was an increase of $80,029 in investment earnings. During the 1999 quarter the average balance of the investment portfolio was $6.9 million, yielding 6.04%, compared to $1.9 million, yielding 5.34%, during the comparable
period ending September 30, 1998.   Also during the 1999 fiscal period,
the Corporation purchased additional mortgage-backed securities (MBS) thereby increasing the average balance of the portfolio compared to the same quarter one year ago. As a result, interest income generated from the MBS portfolio increased by $45,274, over the comparable quarter, to $68,568 for the quarter ending September 30, 1999. The average balance and yield of the Corporation's MBS portfolio totaled $4.0 million, yielding 6.94%, and $1.2 million, yielding 7.50%, for the three months ending September 30, 1999 and 1998, respectively.

The Corporation's total interest expense rose $90,228, or 5.86%, to $1,629,618 for the September 1999 quarter, compared to $1,539,390 for the September 1998 quarter. Despite a $1.1 million increase in the average balance of deposits outstanding (including escrow accounts), the Corporation's deposit interest expense decreased $114,651, or 8.59%, to $1,220,485 for the September 1999 period. A 45 basis point decrease in the average cost of deposits prompted the reduction in interest expense. Average deposits totaled $115.0 million, costing 4.24%, for the quarter ending September 30, 1999, while one year earlier the average balance of deposits equaled $113.9 million, costing 4.69%. As was mentioned earlier, the Corporation has funded its recent asset growth primarily through an increase in FHLB Advances. Compared to one year ago the average balance of FHLB Advances has increased by $12.5 million to $28.5 million, while the average cost has increased by 65 basis points. As a result, interest paid on borrowings totaled $409,133 for the quarter ending September 1999, more than double the amount of interest paid on borrowings during the September 1998 quarter. The increase in borrowings is a direct result of management's belief that, at the present time, this is the most cost effective means of funding asset growth.

The Corporation's total other income equaled $393,208 for the quarter ending September 30, 1999, an increase of $20,265, or 5.43%, over the same quarter a year ago. The majority of the increase is related to an $88,822 increase in gains from the sale of mortgages. As identified in earlier filings, the Corporation originates substantially all of its fixed rate residential mortgages for sale, servicing retained, in the national secondary mortgage market. During the September 1999 quarter the Corporation recorded gains on mortgage sales of $226,979, compared to $138,157, during the September 1998 quarter. The increase in revenue relates to the continuation of a strong real estate market that the Corporation and its mortgage banking subsidiaries are operating within. Despite increased levels of mortgage sales, the Corporation's loan servicing income decreased by $21,643, or 48.04%, to $23,411 during the September 1999 quarter. The decrease is directly attributable to an increase in the expense related to the amortization of the value of mortgage servicing rights, as required by Financial Accounting Standards No. 122 (SFAS 122), entitled Accounting for Mortgage Servicing Rights. Without this accounting adjustment, loan servicing income during the September 1999 quarter would have increased by nearly $49,000 over the comparative quarter. Other operating income recorded by the Corporation totaled $88,899 during the quarter ending September 30, 1999, a decrease of $47,514, or 34.83%. Included in the 1998 comparative quarter were gains on the sale of real estate acquired through foreclosure totaling approximately $44,000 more than similar gains recorded during the quarter ending September 30, 1999.

Total other expenses of the Corporation equaled $914,057 for the September 1999 quarter, an increase of $53,710, or 6.24%, compared to the September 1998 quarter. Employee compensation and benefits increased by $16,025, or 3.17%, to $521,212 for the 1999 quarter, as a result of cost increases for employee wages, Directors fees and the expense related to the Corporation's Officer/Manager incentive payment plan. Office occupancy and equipment expenses increased by $21,403, or 16.26%, to $153,054 for the quarter ending September 30, 1999. The majority of the increase is directly related to the accelerated depreciation expense of certain asset purchases, under IRS
Section 179. Other expenses of the Corporation increased by $19,019, or 9.76%, to $213,842 for the quarter ending September 30, 1999. The majority of the increase is related to increased marketing expenses, totaling $11,800, as well as $6,300 in expenses related to the Corporation's Y2K preparedness planning. No Y2K related expenses were incurred during the September 1998 quarter.

The Corporation's income tax provision totaled $312,467 for the quarter ending September 30, 1999, a decrease of $23,186, or 6.91%, compared to the quarter ending September 30, 1998.

YEAR 2000 CONSIDERATIONS:

"Year 2000 Readiness Disclosure"

A great deal of information has been diseminated about the possible computer problems that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year (a common programming practice in earlier years) are expected to read entries for the year 2000 as 1900 and compute payment, interest or delinquency based on the wrong date, or are expected to be unable to function all together.

Rapid and accurate data processing is essential to the operation of the Corporation and, as a result, during 1997 the Corporation developed a Year 2000 preparedness plan. In 1998 the Corporation developed a contingency plan. Our plans have been reviewed and approved by our Board of Directors and have been submitted and reviewed by our Regulator, the Office of Thrift Supervision.

The Corporation has tested all of our internal systems for Year 2000 readiness. The vast majority of all our equipment was ready for the Year 2000 and the small amount of equipment that was not has either been replaced or updated. During the fiscal year ending June 30, 1999, the Corporation has incurred expenses totaling approximately $11,400 related to our Y2K preparedness planning. Expense totaling $6,300 was incurred in the quarter year ending September 30, 1999. The Corporation does not anticipate incurring significant expense between now and the end of the 1999 calendar year, although there can be no assurance in this regard.

The Corporation's plan also included procedures to contact and monitor the Year 2000 readiness of third party service providers, including NCR Corporation, the company responsible for the Bank's customer account processing. NCR has in place a plan that has been reviewed by external audit organizations, as well as Federal Bank Examiners.

All of the Corporation's other major service providers have been contacted and have provided the Corporation with information regarding their Year 2000 plans. Additionally, the Corporation has surveyed our commercial loan customer base, asking for information on how these companies are addressing any potential problems.

The Corporation has provided customers with information about our readiness, and has provided written literature to identify how the banking industry, as a whole, has prepared itself for the transition to the Year 2000.

In summary, the Corporation understands the significance of any potential problem and believes it is poised to be more than adequately prepared for those factors within our control.

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

    The following table sets forth information with respect to the Association's non-performing assets at September 30, 1999 and June 30, 1999, respectively:


                             09-30-99             06-30-99
Loans accounted for on a
non-accrual basis:
 Real Estate:
 Residential               $ 195,395.53      $    73,475.92
 Commercial                   66,211.91           66,129.28
 Commercial/Line of Credit         0.00                0.00
 Consumer/Home Equity              0.00                0.00
 Commercial(Non-Mortgage)          0.00                0.00
 Education                         0.00                0.00
 Consumer                          0.00                0.00
 Other                             0.00                0.00
 Total                     $ 261,607.44       $  139,605.20


Accruing  loans which are contractually past due 90 days or more:

 Real Estate:
 Residential               $   68,576.08      $   182,283.54
 Commercial                         0.00           75,308.43
 Commercial/Line of Credit          0.00                0.00
 Consumer/Home Equity               0.00                0.00
 Commercial(Non-Mortgage)           0.00                0.00
 Education                          0.00                0.00
 Consumer                           0.00                0.00
 Other                              0.00                0.00
 Total                     $   68,576.08     $    257,591.97

 Total of non-accrual &
 90 days past due loans    $  330,183.52     $    397,197.17

 Percentage of total loans         0.24%               0.29%

 Other non-performing
 assets                    $       0.00      $     34,000.00

ELMIRA SAVINGS & LOAN, F.A.
RISK BASED CAPITAL CALCULATION


    The table below presents the Association's capital position elative to its various minimum statutory and regulatory equirements at September 30, 1999 and June 30, 1999 respectively:


                     09-30-99                   06-30-99
                               PERCENT                 PERCENT
                                  OF                      OF
                  AMOUNT       ASSETS (1)  AMOUNT      ASSETS (1)
Tangible Capital  14,348,870.62   9.12%    15,004,638.20  9.79%
Tangible Capital
Requirement        2,360,690.34   1.50%     2,299,111.96  1.50%
    Excess        11,988,180.28   7.62%    12,705,526.24  8.29%

Core Capital      14,348,870.62   9.12%    15,004,638.20  9.79%
Core Capital
Requirement        4,721,380.68   3.00%     4,598,223.91  3.00%
    Excess         9,627,489.94   6.12%    10,406,414.29  6.79%

Core and
Supplementary
Capital           15,617,438.76   14.89%   16,270,429.27 16.07%
Current
Risk-Based Capital
 Requirement.      8,388,461.83    8.00%    8,100,840.70  8.00%
    Excess         7,228,976.93    6.89%    8,169,588.57  8.07%

(1) Based upon tangible assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.

                         09-30-99        06-30-99
Tangible Assets -      157,379,356.09    153,274,130.36
Risk Weighted Assets - 104,855,772.85    101,260,508.80

ES&L BANCORP, INC.
PART II
OTHER INFORMATION

Item 1 - Legal Proceedings
       Not Applicable

Item 2 - Changes in Securities
       Not Applicable

Item 3 - Defaults Upon Senior Securities
       Not Applicable

Item 4 - Submission of Matters to a Vote of Security-Holders.
       Not Applicable


Item 5 - Other Information

On October 19, 1999, the Board of Directors of ES&L Bancorp, Inc.
declared a cash dividend of $0.25 per share. The total of dividends to be paid will be $207,649. The dividend will be paid on November 26, 1999 to stockholders of record on November 12, 1999.

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

Date: November 12, 1999