Form 10-Q
period 1999-12-31
ES&L BANCORP INC
filed 2000-02-11
CIK 861995

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number
of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  830,082

           ES&L BANCORP, INC. AND SUBSIDIARIES
                       December 31, 1999


                          Index                              Page


Part I -  Financial Information

Item 1 -  Financial Statements:

          Consolidated Statements of Financial                 1
          Condition as of December 31, 1999
          (Unaudited) and June 30, 1999

          Consolidated Statements of Income                    2
          (Unaudited) for the three months and six months ended December 31, 1999 and 1998

          Consolidated Statements of Cash Flows                3
          (Unaudited) for the six months ended
          December 31, 1999 and 1998

          Notes to Consolidated Financial Statements           4

Item 2 -  Management's Discussion and Analysis of              5
          Financial Condition and Results of Operations

          Non-Performing Loans at December 31, 1999
          and June 30, 1999

          Risk-Based Capital Information at
          December 31, 1999 and June 30, 1999

Part II - Other Information

Signatures

E S & L BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition as of
December 31, 1999(Unaudited) and June 30, 1998
                                           DEC 31,       JUNE 30,
                                             1999          1999
                                         (Unaudited)       (1)
ASSETS                                  --------------------------

Cash and Cash Equivalents                  $2,915,923      $792,510
Investment Securities Held for Sale          $140,935      $162,287
Investment Securities                      $5,393,751    $4,398,669
Other Investments                          $6,175,682    $1,710,000
Mortgage-Backed Securities Held for Sale     $849,148      $888,745
Mortgage-Backed Securities                 $2,854,371    $3,134,602
Mortgage Loans Held For Sale               $2,518,003    $5,541,981
Loans Recievable, Net                    $138,018,539  $129,286,692
Federal Home Loan Bank Stock, at cost      $2,001,600    $1,313,100
Foreclosed Real Estate-Real Estate Owned      $55,999       $34,000
Investment In Joint Venture:
 Acquisition, Development & Construction     $620,991      $480,272
 Projects
 Mortgage Banking Partnership                $172,646      $182,334
Property and Equipment, Net                $2,833,552    $2,811,006
Accured Interest Recievable                  $862,776      $815,858
Other Assets                               $2,183,638    $2,129,752
                                         ---------------------------
         Total Assets                    $167,597,554  $153,681,808
                                         ===========================
LIABILITIES & STOCKHOLDERS' EQUITY
-----------------------------------------
Liabilities:
     Deposits                            $108,729,654  $111,586,295
     Advances - FHLB of NY                $39,180,938   $22,586,951
     Other Borrowings                              $0            $0
     Accrued Interest Payable:
       Deposits                                  $202        $4,090
       Borrowings                             $97,440       $85,356
     Advances From Borrowers For
          Taxes and Insurance              $3,720,192    $3,192,995
     Other Liabilities                       $431,684      $587,021
                                         ---------------------------
          Total Liabilities              $152,160,110  $138,042,708
                                         ---------------------------
Stockholders' Equity:
     Serial Preferred Stock, 280,000
      Shares Authorized; None Issued               $0            $0
     Common Stock, $.01 Par Value;
      1,667,988 Shares Authorized,
      866,166 Shares Issued                    $8,662        $8,662
     Additional Paid-In-Capital            $2,711,666    $2,711,666
     Retained Earnings - Substantially
      Restricted                          $13,376,592   $13,527,648
     Net Unrealized Gain/(Loss) on
      Invsetments Held for Sale                $8,093       $15,643
Treasury Stock (35,771 & 34,131 shares,
  respectively, at cost                     ($667,569)    ($624,519)
                                         ---------------------------
  Total Stockholders' Equity              $15,437,444   $15,639,100

  Total Liabilities & Stockholder Equity $167,597,554  $153,681,808
                                         ===========================
     Shares Outstanding                       830,395       832,035
                                         ===========================
(1): Amounts at June 30, 1999 have been extracted from the audited financial statements at that date and condensed.

               BOOK VALUE                      $18.59        $18.80

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                 3 MONTHS ENDING       6 MONTHS ENDING
                                DEC. 31,   DEC. 31,    DEC. 31,   DEC. 31,
                                  1999       1998        1999       1998
                               (Unaudited)(Unaudited)(Unaudited) (Unaudited)
Interest Income:
 Loans                         $2,850,064 $2,755,299  $5,665,003 $5,597,564
 Investment Securities           $114,910    $24,019    $219,734    $48,814
 Mortgage-Backed Securities       $66,084    $19,901    $134,652    $43,195
 Interest-Earning Deposits &
 Other                            $67,349    $14,002     $92,772    $32,021
                               ---------------------------------------------
   Total Interest Income       $3,098,407 $2,813,221  $6,112,161 $5,721,594

Interest Expense:
   Deposits                    $1,198,297 $1,276,439  $2,418,782 $2,611,575
   Borrowings                    $465,461   $202,656    $874,594   $406,910
                               ---------------------------------------------
  Total Interest Expense       $1,663,758 $1,479,095  $3,293,376 $3,018,485

Net Interest Income            $1,434,649 $1,334,126  $2,818,785 $2,703,109
Provision For Loan Losses              $0         $0          $0         $0
                               ---------------------------------------------
Net Interest Income After      $1,434,649 $1,334,126  $2,818,785 $2,703,109
Provision for Losses
Other Income:
 Service Fees And Other Charges   $43,480    $41,246     $83,399    $84,065
 Gain on the Sale of Investment        $0     $7,344          $0     $7,344
 Income From Loan Servicing       $91,418    $42,331    $114,829    $87,385
 Other Operating Income           $42,794    $67,499    $131,693   $203,912
 Income from Joint Venture         $7,000     $3,500     $21,000    $14,000
 Gain on Sale of Mortgages        $70,768   $153,100    $297,747   $291,257
                               ---------------------------------------------
    Total Other Income           $255,460   $315,020    $648,668   $687,963

Other Expenses:
   Employee Comp. & Benefits     $484,563   $483,663  $1,005,775   $988,850
   Office Occupancy & Equip.     $142,244   $149,393    $295,298   $281,044
   FDIC  Premiums                 $26,442    $27,832     $52,391    $56,518
   Other                         $192,046   $168,886    $405,888   $363,709
                               ---------------------------------------------
      Total Other Expenses       $845,295   $829,774  $1,759,352 $1,690,121
                               ---------------------------------------------
Income Before Taxes              $844,814   $819,372  $1,708,101 $1,700,951
Income Taxes                     $299,420   $279,544    $611,887   $615,197
                               ---------------------------------------------
NET INCOME                       $545,394   $539,828  $1,096,214 $1,085,754
                               =============================================

Earnings Per Share:                 $0.66      $0.65       $1.32      $1.30
                               =============================================

Dividend Per Common Share           $0.25      $0.25       $1.50      $0.50
                               =============================================
Average Common Shares
 Outstanding                      830,570    831,873     830,802    832,868
                               =============================================

E S & L BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 SIX MONTHS ENDED DEC. 31,
                                                      1999          1998
                                                (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATION ACTIVITIES
 Net Income                                      $1,096,214  $1,085,754
 Adjustments To Reconcile Net Income To Net
   Cash Provided from Operating Activities:
     Depreciation                                   $98,392     $94,516
     Provision For Loan Losses                           $0          $0

     Net Amortization of Premiums & Discounts      $265,122    $203,028
     Deferred Loan Origination Fees                   ($326)    ($9,327)
     (Income)/Loss from ADC Joint Venture          ($21,000)   ($14,000)
     Changes in Certain Assets and Liabilities:
         Mortgage Loans Held For Sale            $3,023,978 ($2,577,747)
         Foreclosed Real Estate                    ($21,999)   $260,226
         Accured Interest Receivable               ($46,918)    $78,889
         Other Assets                              ($53,886)   ($58,668)
         Accrued Interest Payable                    $8,196     ($9,469)
         Advances From Borrowers For
           Taxes and Insurance                     $527,197   ($128,511)
         Other Liabilities                        ($155,337)   ($57,694)
                                               -------------------------
    Net Cash (Used For) Provided From Operating  $4,719,633 ($1,133,003)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
 Net Other Increase In Loans Receivable         ($8,982,818) $3,623,768
 Investment In Joint Ventures                     ($131,031)   $141,422
 Purchase of FHLB Stock                           ($688,500)         $0
 Net Investment Security Activity               ($5,439,412) $1,014,903
 Net Mortgage Backed Security Acitvity             $319,828    $287,571
 Purchases Of Property & Equipment, Net           ($120,938)   ($31,412)
                                               -------------------------
   Net Cash Provided From (Used For) Investing ($15,042,871) $5,036,252

CASH FLOWS FROM FINANCING ACTIVITIES:
 Interest Credited To Dep. Accts., Excl. Escrow  $3,285,748  $2,606,166
 Net Other (Decrease) Increase in Deposits      ($6,142,389)($4,820,886)
 Net Increase (Decrease) FHLB Advances          $16,593,987 ($6,304,991)
 Proceeds From Exercise of Stock Options                 $0     $24,176
 Purchase of Treasury Stock                        ($43,050)  ($157,225)
 Dividends Paid on Common Stock                 ($1,247,645)  ($417,374)
                                               -------------------------
 Net Cash (Used For) Provided From Financing    $12,446,651 ($9,070,134)

 Net Increase (Decrease) In Cash Equivalents     $2,123,413 ($5,166,885)
 Cash and Cash Equivalents At Beginning Of
  Period                                           $792,510  $7,367,355
                                               -------------------------
 Cash and Cash Equivalents At End of Period      $2,915,923  $2,200,470
                                               =========================

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

The consolidated financial statements for the six months ending December 31, 1999 and 1998 are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition and results of operations and changes in cash flows in conformity with generally accepted accounting principles, but reflect, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results for the six months ending December 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000.

2.  Net Income Per Common Share:

Net income per common share is based on the weighted average total shares outstanding during the respective periods. Weighted average total shares outstanding for the periods included herein are as follows:

                       Dec. 31, 1999    Dec. 31,1998

   Three Months Ended          830,570          831,873
   Six Months Ended            830,802          832,868

MANAGEMENT DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT DISCUSSION AND ANALYSIS:
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

ES&L Bancorp, Inc., (the "Corporation") is a Delaware
Corporation whose primary asset is the stock of Elmira
Savings & Loan, F.A. (the "Bank"). The Bank, a federally chartered savings association, founded in 1888, operates through one full service office located in Elmira, New
York, and a "cashless" deposit office in Ithaca, NY.

The Corporation, through the Bank, is primarily engaged in the business of accepting deposits from the general public and originating loans secured by residential real estate. The Bank also engages in commercial real estate lending in its' primary market area and, to a lesser extent, consumer lending and invests in government, federal agency obligations, and high grade corporate debt securities.

The Bank's operations include two wholly owned subsidiaries, Brilie Corporation (d/b/a ES&L Financial
Services) and ES&L Mortgage Corporation (d/b/a Cayuga
Mortgage Company). Brilie Corporation is a provider of nontraditional investment and insurance products to the Bank's customers and the general public. The investment products, which include life insurance and annuity contracts, health insurance and mutual funds, are offered under an agency relationship with major insurance companies and third party mutual funds providers. ES&L Mortgage
Corporation is engaged in mortgage banking activities through the origination of mortgage loans for sale to investors, one of whom is the Bank.


FINANCIAL CONDITION:

At December 31, 1999 the Corporation's total assets equaled
$167,597,554, an increase of $13,915,746, or 9.05%,
compared to total assets of $153,681,808, at the beginning
of the fiscal year.  The Corporation operates on a fiscal
year, which ends each year on June 30th.   The increase in
assets is reflected in a $8,731,847 increase in net loans' receivable, combined with a $5,439,412 net increase in investments and a $2,123,413 increase in cash and cash equivalents. The Corporation's mortgage loans held for sale decreased by $3,023,978 during the six months ending
December 31, 1999. The growth in assets includes a $5.0 million short term investment, which the Corporation intends to redeem at its' maturity in March 2000.
Redemption of this asset will reduce the size of the Corporation's assets at the end of the next quarter.

The growth in the Corporation's assets has been funded by
an increase in borrowings, specifically Advances from the
Federal Home Loan Bank of New York (FHLB Advances), which
have increased by $16,593,987 since the start of the 2000
fiscal year, and totaled $39,180,938 at December 31, 1999.
Part of the increase in borrowings includes a $5.0 million
FHLB Advance which the Corporation incurred as part of its'
Y2K contingency plan.   Customer deposits have decreased by
$2,856,641 to $108,729,654 during the same six month period.

The Corporation's stockholders' equity decreased by $201,656 to $15,437,444 at December 31, 1999. While the
Corporation has posted record earnings ($1,096,214) for the semi-annual period ending December 31, 1999, during the same period it paid cash dividends to its' stockholders in the amount of $1,247,645. Included in the dividends paid to stockholders was a one time, special $1.00 per share cash dividend, paid in July 1999, which totaled $832,035.


RESULTS OF OPERATION: QUARTER ENDING DECEMBER 31, 1999 AND
DECEMBER 31, 1998.

For the quarter ending December 31, 1999, the Corporation's net interest income increased by $100,523, or 7.53%, to $1,434,649.

Volume increases, within each category of the Corporation's
interest earning assets, were responsible for a $285,186,
or 10.14% increase in total interest income.  The majority
of the interest income earned by the Corporation is
generated from its' loan portfolio.  For the quarter ending
December 31, 1999, interest earned on the loan portfolio
totaled $2,850,064, an increase of $94,765, or 3.44%,
compared to the quarter ending December 31, 1998.  The
increase is largely attributable to a $7.6 million increase
in the average balance of the loan portfolio, which more
than offset an 18 basis point decrease in the average yield
of the portfolio.  For the three months ending December 31,
1999 the loan portfolio had an average balance of $141.4
million, yielding 8.06%, compared to $133.8 million,
yielding 8.24%, for the three months ending December 31,
1998.  The same scenario occurred with the Corporation's
mortgage backed security (MBS) portfolio, where the average
balance increased by $2.7 million, from $1.1 million during
the December 1998 quarter to $3.8 million for the quarter
ending December 31, 1999.  During the same comparative
period, the average yield on the portfolio decreased
slightly, from 7.03% during the 1998 quarter to 6.97% for
the current quarter.  As a result interest generated from
the MBS portfolio increased by $46,183 to $66,084 for the
December 1999 quarter.  Increases in both the average
balance and yield prompted increased earnings on the
Corporation's investment security portfolio and interest
earning deposits.  The average balance of the Corporation's
investment security portfolio equaled $7.5 million,
yielding 6.13%, and generated interest and dividend income
totaling $114,910 for the three months ending December 31,
1999. During the December 31, 1998 quarter this portfolio
generated interest and dividend income of $24,019, with an
average balance of $1.6 million and an average yield of
5.99%.   Interest earned on the Corporation's interest
earning deposits totaled $67,349 for the three months ending December 31, 1999, an increase of $53,347, compared to the December 1998 quarter. The average balance of interest earning deposits were $4.1 million, yielding
6.59%, and $1.2 million, yielding 4.80%, for the quarters ending December 31, 1999 and 1998, respectively.

As was previously identified, the growth in the Corporation's assets have been funded by FHLB Advances, which averaged $34.7 million during the December 1999 quarter, compared to an average balance of $14.6 million during the same quarter a year ago. Interest expense related to FHLB Advances totaled $465,461 during the recently concluded quarter, compared to $202,656 during the December 1998 period. The average cost of the borrowings has decreased by 19 basis points, from 5.56% for the 1998 quarter to 5.37% for the current quarter. Included in borrowing's outstanding at December 31, 1999 was a $5.0 million four month FHLB Advance, which was a part of the Bank's Y2K contingency planning. This borrowing was an attempt to fund any Y2K related liquidity issues that might have arisen at year end. No liquidity issues ever materialized. No similar borrowings were outstanding during the comparative period. A decrease in the average cost of deposits prompted a $78,142 decrease in deposit interest expense. Deposit interest expense totaled
$1,198,297 and $1,276,439 for the quarters ending December
31, 1999 and 1998, respectively. The average balance and cost of total deposits for the three months ending December
31, 1999 was $112.5 million, costing 4.26%, compared to an average balance of $111.9 million, costing 4.56%, for the quarter ending December 31, 1998. The increase in borrowings, relative to retail deposits, is based upon Management's belief that, at the time, this was the most cost effective means of funding asset growth.

Total other income earned by the Corporation during the quarter ending December 31, 1999 was $255,460, a decrease of $59,560, or 18.91%, compared to total other income of $315,020 recorded during the December 1998 quarter. The majority of the decrease is directly related to a decrease in residential mortgage originations. The Bank and its' mortgage banking affiliates originate the majority of their fixed rate residential mortgages for sale in the national secondary mortgage market. A higher interest rate environment existed during the December 1999 quarter and has slowed residential mortgage originations, especially refinance activity. As a result, gains recorded on the sale of mortgages have decreased from $153,100 in the December 1998 period, to $70,768 in the current quarter.
Similarly revenue generated by, ES&L Mortgage Corporation decreased by $18,700 during the December 1999 quarter.
This reduction accounted for the majority of the decline in other operating income, which decreased by $24,705, to $42,794 for the three months ending December 31, 1999, compared to $67,499 for the December 1998 three month period. During the December 1999 quarter the Corporation's income from loan servicing increased by $49,087 to $91,418, compared to $42,331 for the December 1998 quarter. The increase is a result of the growth in the outstanding loan servicing balances, as well as a change in expense amortization calculations of mortgage servicing rights as defined by Financial Accounting Standards No. 122 (SFAS
122). This change was a result of operating within a much higher interest rate environment, which has greatly extended the average life of the loans being serviced by the Corporation.

The Corporation's other operating expense totaled $845,295 for the quarter ending December 31, 1999, an increase of $15,521, or 1.87%, compared to $829,774 for the comparable quarter. The increase is largely related to the Corporation's other expenses, which increased $23,160 to $192,046 during the December 1999 period. Marketing and advertising expenses rose $10,600 and an additional $5,000 in office supply expense accounted for the majority of the increase which was incurred during the current quarter.
The net impact of employee compensation, office occupancy & equipment and FDIC insurance expenses decreased during December 1999 quarter, in comparison to the December 1998 period.

The Corporation's income tax provision totaled $299,420 for the quarter ending December 31, 1999, an increase of $19,876 compared to the quarter ending December 31, 1998.


RESULTS OF OPERATION: SIX MONTHS ENDED DECEMBER 31, 1999
AND DECEMBER 31, 1998.

Net interest income generated by the Corporation totaled
$2,818,785 for the six months ending December 31, 1999, an increase of $115,676, or 4.28%, compared to the six months ending December 31, 1998.

Interest income earned by the Corporation increased by $390,567, or 6.83%, and totaled $6,112,161 for the period ending December 31, 1999, compared to total interest income of $5,721,594, generated during the comparable six month period in 1998. The majority of the interest income recorded by the Corporation is generated from its' loan portfolio. Interest earned on loans totaled $5,665,003, an increase of $67,439, or 1.20%, compared to $5,597,564 earned during the comparative six month period. The increase is attributable to an increase in the average loan balance outstanding, which more than offset a decrease in the average yield of the portfolio. For the six months ending December 31, 1999 the average balance of the loan portfolio was $141.3 million, yielding 8.02%, compared to an average balance of $134.4 million, yielding 8.33% during the six months ending December 31, 1998. The same is true of the Corporation's MBS portfolio, which grew in average balance from $1.2 million, yielding 7.29%, for the six months ending December 31, 1998, to $3.9 million, yielding
6.96%, for the semi-annual period ending December 31, 1999.
This resulted in a $91,457 increase in interest income earned on the MBS portfolio. Increases in both the average balance and the average yield of the Corporation's investment portfolio and its' interest earning deposits provided increased income of $170,920 and $60,751, respectively. The average balance of the investment portfolio totaled $7.2 million, yielding 6.78%, for the 1999 period, compared to an average balance of $1.7 million, yielding 5.58%, during the 1998 six month period.
The average balance of interest earning deposits has grown from $1.9 million, yielding 3.41%, for the 1998 period, to $3.1 million, yielding 4.34%, for the 1999 period.

Earlier in the filing it was identified that it was
Management's belief that, at the present time, the most
cost effective way of financing its' asset growth was
through an increase in FHLB Advances, as opposed to an
increase in retail deposits.  As a result of this decision,
the average balance of borrowings has increased from $15.5
million, costing 5.26%, for the December 1998 six month
period to $32.0 million, costing 5.47%, for the current six
month period.   Correspondingly, interest expense paid on
borrowings has risen and totaled $874,594 for the six month period ending December 31, 1999 more than double the $406,910 paid during the comparable six month period in 1998. Interest paid on deposits decreased by $192,793, or 7.38%, to $2,418,782 for the December 1999 period. Average deposits outstanding remained fairly stable during the average six month periods ($113.8 million and $113.0 million for the periods ending December 31, 1999 and 1998, respectively). However the average cost of deposits declined by 37 basis points, from 4.62% for the 1998 six month period to 4.25%, for the current period.

Total other income generated by the Corporation equaled
$648,668 for the December 1999 period, a decrease of $39,295, or 5.71%, compared to the December 1998 period.
As was identified earlier in this filing, the Corporation, after an extensive review, has adjusted its' policies regarding the calculation of the expense related to the amortization of mortgage servicing rights, as required by

Financial Accounting Standard No. 122 (SFAS 122). The resulting change, combined with an increase in the outstanding balance of serviced loans, prompted an increase in income from loan servicing, which rose by 31.4% to $114,829 for the six months ending December 31, 1999. Loans serviced for others, for which the Corporation is either paid a servicing fee, or receives tax credits, totaled
$184.5 million and $162.6 million at December 31, 1999 and 1998, respectively. The Corporation's other operating income declined by $72,219 from $203,912 for the six months ending December 1998 to $131,693 for the current period.
During the 1998 period the Corporation had recorded profits on the sale of foreclosed property of nearly $57,000.
During the 1999 period the Corporation has owned much less foreclosed real estate and therefore gains on property sales during the 1999 period have been reduced and total approximately $6,500. The Corporation's two subsidiaries have also experienced decreases in revenues during the 1999 period. Investment and insurance sales from ES&L Financial
Services are down nearly $19,000 during the six months ending December 1999, while ES&L Mortgage Corporation's revenue have decreased $11,600.

The Corporation's total other expense increased by 4.10%,
or $69,231, to $1,759,352 for the six months ending
December 31, 1999.  The expense related to employee
compensation and benefits increased by $16,925, or 1.71%,
and totaled $1,005,775 for the December 1999 six month
period. Office occupancy and equipment expense increased by
$14,254 to $295,298 during the current quarter, primarily
as a result of increased service bureau and depreciation
related expenses.  The Corporation's other expenses totaled
$405,888 for the December 1999 period, an increase of
$42,179 over the comparable six month period.   More than
half of the increase is related to marketing and advertising expense, while at the same time the additional expense in smaller increments have been incurred for audit and accounting fees, office supplies and expenses related to loan originations. The Corporation also spent nearly
$6,600 in Y2K related expenses during the 1999 period, nearly $5,000 more than the comparable period.

The Corporation's income tax allowance was nearly identical during the two six month periods and totaled $611,887 and $615,197 for the 1999 and 1998 periods, respectively.

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

    The following table sets forth information with respect to the Association's non-performing assets at December 31, 1999 and June 30, 1999, respectively:


                                    12-31-99     06-30-99
Loans accounted for on a
  non-accrual basis:
  Real Estate:
    Residential                     $68,576.08  $73,475.92
    Commercial                      $66,389.43  $66,129.28
    Commercial/Line of Credit            $0.00       $0.00
    Consumer/Home Equity                 $0.00       $0.00
  Commercial (Non-Mortgage)              $0.00       $0.00
  Education                              $0.00       $0.00
  Consumer                               $0.00       $0.00
  Other                                  $0.00       $0.00
        Total                      $134,965.51 $139,605.20


Accuring  loans which are
  contractually past due
  90 days or more:
  Real Estate:
    Residential                          $0.00 $182,283.54
    Commercial                           $0.00  $75,308.43
    Commercial/Line of Credit            $0.00       $0.00
    Consumer/Home Equity                 $0.00       $0.00
  Commercial (Non-Mortgage)              $0.00       $0.00
  Education                              $0.00       $0.00
  Consumer                               $0.00       $0.00
  Other                                  $0.00       $0.00
        Total                            $0.00 $257,591.97

        Total of non-accrual and
         90 days past due loans    $134,965.51 $397,197.17

Percentage of total loans                0.10%        .29%

Other non-performing assets         $55,999.08  $34,000.00

ELMIRA SAVINGS & LOAN, F.A.
RISK BASED CAPITAL CALCULATION


    The table below presents the Association's capital position elative to its various minimum statutory and regulatory equirements at December 31, 1999 and June 30, 1999 respectively:

                                  AMOUNT        %        AMOUNT        %
Tangible Capital.........      $14,348,519.80  8.69%  $15,004,638.20   9.79%
Tangible Capital Requirement    $2,464,854.94  1.50%   $2,299,111.96   1.50%
Excess                         $11,883,664.86  7.19%  $12,705,526.24   8.29%

Core Capital................   $14,348,519.80  8.69%  $15,004,638.20   9.79%
Core Capital Requirement....    $4,929,709.87  3.00%   $4,598,223.91   3.00%
Excess                          $9,418,809.93  5.69%  $10,406,414.29   6.79%

Core and Supplementary Capital $15,617,087.94 14.86%  $16,270,429.27  16.07%
Current Risk-Based Capital
  Requirement.................  $8,495,052.72  8.00%   $8,100,840.70   8.00%
Excess                          $7,122,035.22  6.86%   $8,169,588.57   8.07%

(1) Based upon tangible assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.

                         12-31-99        06-30-99

Tangible Assets -      164,323,662.41    153,274,130.36
Risk Weighted Assets - 106,188,159.01    101,260,508.80

ES&L BANCORP, INC.
PART II
OTHER INFORMATION

Item 1 - Legal Proceedings
       Not Applicable

Item 2 - Changes in Securities
       Not Applicable

Item 3 - Defaults Upon Senior Securities
       Not Applicable

Item 4 - Submission of Matters to a Vote of Security-Holders.

(a) The registrant held its 1999 annual meeting of stockholders on Monday, October 25, 1999.

(b) The item is inapplicable since (i) proxies for the Registrant's annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934,
	  (ii) there were no solicitation in opposition to management's nominees as listed in the proxy statement and
	  (iii) all of such nominees were elected.

(c) The matters voted upon at the annual meeting were: (i) the election of directors; (ii) the ratification of the appointment of Mengel, Metzger, Barr & Co., LLP as independent auditors for the Corporation for the fiscal year ending June 30, 2000; and (iii) the ammendment of the Corporation's Certificate of Incorporation which reduced the number of common and preferred shares authorized to be issued by the Corporation.

	  1. Election of Directors:         For       Against

		Gerald F. Schichtel	     751,983      1,687
                Robert E. Butler             752,950        720
		William A. McKenzie          752,950        720

	2. Ratification of Appointment of Auditors:

                      For             Against          Abstain

		     752,500           665               505

	3.  Reduction of common and preferred shares outstanding:

                      For             Against          Abstain

		     695,664          4,780             1,122

(d) This item is inapplicable since the registrant's stockholders did not receive any solicitation subject to Rule 14a-11 in connection with the annual meeting.

Item 5 - Other Information

On January 18, 2000, the Board of Directors of ES&L Bancorp,
Inc. declared a cash dividend of $0.25 per share. The total of dividends to be paid will be $207,521. The dividend will be paid on February 25, 2000 to stockholders of record on February 11, 2000.

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

Date: February 11, 2000